Form 10QSB
period 1999-12-31
GOLDEN RIVER RESOURCES INC
filed 2000-02-18
CIK 1062276

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: December 31, 1999

[ ]          TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to ________________

                         Commission file number 0-27953

                           GOLDEN RIVER RESOURCES INC.
        (Exact name of small business issuer as specified in its charter)

          NEVADA                                    98-0187538
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                  Identification No.)

         2420 PANDOSY STREET, KELOWNA, BRITISH COLUMBIA, CANADA V1Y 1T8
                    (Address of principal executive offices)

                                 (250) 717-1049
                           (Issuer's telephone number)

                                 NOT APPLICABLE
        (Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

            17,005,072 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                DECEMBER 31, 1999

      Transitional Small Business Disclosure Format (check one); Yes No X

                  Consolidated Financial Statements of

                  GOLDEN RIVER RESOURCES INC.

                  (An Exploration Stage Enterprise)

                  Six month period ended, December 31, 1999
                  (Unaudited - Prepared by Management)

GOLDEN RIVER RESOURCES INC.
(An Exploration Stage Enterprise)
Consolidated Balance Sheet

$ United States

December 31, 1999 and 1998
(Unaudited - Prepared by Management)
_______________________________________________________________________________
                                                    1999                 1998
_______________________________________________________________________________
ASSETS
Current Assets
    Cash                                        $  8,561        $      90,757
    Prepaid expense                                4,688                    -
_______________________________________________________________________________
                                                  13,249               90,757

Capital assets, net of amortization                9,915                    -

Mineral properties                               348,396              543,624
_______________________________________________________________________________
                                               $ 371,560        $     634,381
_______________________________________________________________________________
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued liabilities   $ 140,570        $      13,536
    Due to shareholders                           22,228               97,473
    Shares to be issued for cash                       -              498,832
_______________________________________________________________________________
                                                 162,798              609,841

Long term debt (note 2)                          100,233                    -

Stockholders' Equity
   Capital stock                               1,672,475              469,994
   Deficit accumulated during the
     exploration stage                        (1,568,914)            (462,677)
   Accumulated other comprehensive income          4,968               17,223
_______________________________________________________________________________
                                                 108,529               24,540
_______________________________________________________________________________
                                               $ 371,560        $     634,381
_______________________________________________________________________________
These financial statements include all adjustments necessary so as to not make them misleading.

On behalf of the Board:

   "Roger D. Watts
__________________________ Director

   "R. Bruce Manery:
__________________________ Director

GOLDEN RIVER RESOURCES INC.
(An Exploration Stage Enterprise)
Consolidated Statement of Loss

$ United States

Six month  period  ended  December  31, 1999 and 1998
(Unaudited  - Prepared by Management)

_______________________________________________________________________________________________________________________
                                                                From Inception
                                                                (June 13, 1997)
                                                           to December 31, 1999               1999             1998
_______________________________________________________________________________________________________________________
Expenses
    Amortization                                                  $       1,794        $       562        $        -
    Consulting fees                                                      18,886             16,065            38,268
    Exploration of mineral properties                                   358,379             42,406            78,974
    General and administrative                                           84,370             21,978            14,507
    Management fees                                                     125,308                  -            12,593
    Option payments to acquire mineral
       Properties written off                                           534,214                  -                 -
    Professional fees                                                   228,836             44,465            28,650
    Travel and promotion                                                217,127             28,355            34,916
_______________________________________________________________________________________________________________________
                                                                    ( 1,568,914)          (153,831)         (207,908)
_______________________________________________________________________________________________________________________

Loss                                                               $ (1,568,914)       $  (153,831)       $ (207,908)
_______________________________________________________________________________________________________________________

Weighted average number of shares                                     6,918,865         15,376,079         3,469,808

Earnings per share                                                 $      (0.23)       $     (0.01)       $    (0.06)
_______________________________________________________________________________________________________________________

These financial statements include all adjustments necessary so as not to make them misleading.

GOLDEN RIVER RESOURCES INC.
(An Exploration Stage Enterprise)
Consolidated Statement of Stockholders' Equity and Comprehensive Income

$ United States

Six month period ended December 31, 1999
(Unaudited - Prepared by Management)

_________________________________________________________________________________________________________________________________
                                                                               Deficit
                                                                           Accumulated       Accumulated
                                                                            During the             Other               Total
                                                  CAPITAL STOCK            Exploration     Comprehensive        Stockholders
                                              Shares        Income               Stage            Income              Equity
_________________________________________________________________________________________________________________________________

Golden River Balance, June 30, 1999         14,822,872    $ 1,567,475      $ (1,415,083)      $     5043        $    157,435

Loss                                            -               -              (153,831)              -             (153,831)

Foreign currency translation adjustment         -               -                    -               (75)                (75)

Issued for services                            750,000        193,220                -                -              193,220

Share issue costs                            1,182,200       (118,220)               -                -             (118,220)

Shares issued pursuant to Mineral Property
agreement @ $.12 per share                     250,000         30,000                -                -               30,000
_________________________________________________________________________________________________________________________________

Balance December 31, 1999
   (Unaudited)                              17,005,072    $ 1,672,475      $ (1,568,914)      $     4968        $    108,529
_________________________________________________________________________________________________________________________________

These financial statements include all adjustments necessary so as to not make them misleading.

GOLDEN RIVER RESOURCES INC.
(An Exploration Stage Enterprise)
Consolidated Statement of Cash Flows

$ United States

Six month period ended December 31, 1999 and 1998
(Unaudited - Prepared by Management

_______________________________________________________________________________________________________
                                                  From Inception
                                                 (June 13, 1997)
                                            to December 31, 1999             1999                 1998
_______________________________________________________________________________________________________

Loss                                               $ (1,568,914)       $ (153,831)          $ (207,908)

Cash flows from operating activities:
  Items not involving cash:
    Amortization                                          1,794               562                    -
    Option payments to acquire mineral
      Properties written off                            534,214                 -                    -
    Accounts payable and accrued liabilities             80,242            (5,999)             (23,244)
    Other changes in non-cash operating
      Working capital                                    17,541            11,571               92,472
________________________________________________________________________________________________________
                                                       (935,123)         (147,697)            (138,680)
Cash flows from investing activities:
  Purchase of capital assets                            (11,748)           (1,049)                   -
  Option payments on mineral properties                (822,610)                -             (297,602)
________________________________________________________________________________________________________
                                                       (834,358)           (1,049)            (297,602)

Cash flows from financing activities:
  Proceeds from long term debt                          100,233           100,233                    -
  Proceeds from share subscriptions                           -                 -              498,832
  Issuance of capital stock                             903,971                 -                6,614
  Proceeds from realization of assets aquired from
    the business combination with Golden River          769,589                 -                    -
________________________________________________________________________________________________________
                                                      1,773,793           100,233              505,446

Foreign currency translation adjustment                   4,249               (75)               8,795
________________________________________________________________________________________________________
Increase (decrease) in cash                               8,561           (48,588)              77,959

Cash position, beginning of period                            -            57,149               12,798
________________________________________________________________________________________________________
Cash position, end of period                       $      8,561        $    8,561           $   90,757
________________________________________________________________________________________________________

These financial statements include all adjustments necessary so as to not make them misleading.

GOLDEN RIVER RESOURCES INC.
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

Six month period ended December 31, 1999 and 1998
(Unaudited - Prepared by Management)
________________________________________________________________________________

1.   SIGNIFICANT ACCOUNTING POLICIES:

A)   TRANSLATION OF FINANCIAL STATEMENTS

     The Company's subsidiary, Rob Roy Resources Ltd., operates in Canada and its operation are conducted in Canadian currency.

     These consolidated statements are presented in United States currency for the convenience of readers accustomed to United States Currency. The method of translation applied is as follows:

     i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.4721.

     ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the date transaction occurred.

     iii) Revenues and expenses are translated at the exchange rate in effect at the transaction date.

     iv) The net adjustment arising from the translation is recorded as a separate component of stockholders' equity called "Accumulated other comprehensive income".

B)   LOSS PER SHARE

     Loss per share has been calculated using the weighted average number of common shares outstanding during the period. The effect of the contingent stock issues pursuant to the La Mexicana agreement, and the stock options issued during the period (note 3) have not been included in the computation because to do so would be anti-dilutive.

2.   LONG TERM DEBT:

     The long term debt is demand in nature, does not bear interest and has no fixed terms of repayment.


3.   STOCK OPTION PLAN:

     During 1999, the Company adopted a stock option plan whereby directors, officiers and employees of the Company were granted the right to subscribe for up to 10% of the issued and outstanding shares of the Company at prices to be fixed at the time the options are granted. Options issued pursuant to the Plan have a vesting period of three months, and expire five years from the date of issue. The Company applies APB Opinion NO. 25 in accounting for its stock option plan and, accordingly, no compensation cost is recognized for its stock options in these financial statements.

       During the period ended December 31, 1999, the Company issued 1,450,000 common share stock options. These stock options have an exercise price of $0.10 per share, a vesting date of December 23, 1999 and expire on September 23, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Effective March 10, 1999, the Company completed the acquisition of 100% of the outstanding common shares of Rob Roy Resources Inc. ("Rob Roy"). As the Rob Roy shareholders obtained effective control of the Company through the exchange of their shares of Rob Roy for shares of the Company, the acquisition has been accounted for in these consolidated financial statements as a reverse acquisition. Consequently, the consolidated statements of loss and deficit and changes in cash flows reflect the results from operations and changes in financial position of Rob Roy, the legal subsidiary, for the year ended June 30, 1999 combined with those of the Company, the legal parent, from the date of acquisition on March 10, 1999, in accordance with generally accepted accounting principles for reverse acquisitions. In addition, the comparative figures are those of Rob Roy, the legal subsidiary.

The Company's fiscal year end is June 30. The following is a summary of certain selected financial information for the six months ended December 31, 1999, the fiscal year ended June 30, 1999, and the period from its date of incorporation to June 30, 1998. Reference should be made to the financial statements attached to this registration statement to put the following summary in context. All dollar figures referred to in this section relating to the Company are listed in US dollars unless otherwise noted.

                                                                                                 INCEPTION (JUNE 13,
                                     SIX MONTHS ENDED                  YEAR ENDED                 1997) TO JUNE 30,
                                     DECEMBER 31, 1999               JUNE 30, 1999                1998 (UNAUDITED)
------------------------------ ----------------------------- ------------------------------ -----------------------------
Revenues                                    --                             --                            --
------------------------------ ----------------------------- ------------------------------ -----------------------------
(Loss) from
continuing operations               $        (153,831)            $      (1,160,315)             $        (254,769)
------------------------------ ----------------------------- ------------------------------ -----------------------------
(Loss) per common
share                               $           (0.01)            $           (0.15)             $           (0.13)
------------------------------ ----------------------------- ------------------------------ -----------------------------

                                     DECEMBER 31, 1999               JUNE 30, 1999                  JUNE 30, 1998
------------------------------ ----------------------------- ------------------------------ -----------------------------
Working capital
(deficiency)                        $        (149,549)            $        (170,390)             $         (28,983)
------------------------------ ----------------------------- ------------------------------ -----------------------------
Total assets                        $         371,560             $         391,193              $         258,820
------------------------------ ----------------------------- ------------------------------ -----------------------------
Long-term obligations               $         100,233                      --                            --
------------------------------ ----------------------------- ------------------------------ -----------------------------

RESULTS OF OPERATIONS

The Company's level of activity was lower during the six months ended December 31, 1999, as compared to the previous period. The Company focused its efforts on attaining reporting issuer status during the six months December 31, 1999. Such status is necessary in order to have the Company's common stock quoted on the OTC Bulletin Board. Little exploration work was conducted on the Mexicana property.

Accordingly,  exploration  expenses  decreased by 46% from those of the previous
period,  while  general  and  administrative   expenses  and  professional  fees
increased by 51% and 55%, respectively.

Due to the lack of any revenues, and the cumulative losses of $1,415,084 incurred through June 30, 1999, and $1,568,914 through December 31, 1999, there is a substantial doubt about the Company's ability to continue as a going concern, as noted in the report of the independent auditors on the Company's financial statements. The Company requires additional financing to continue operations and to undertake the exploration programs described below. If it is unable to obtain such financing, it may be unable to continue operations or engage in the exploration programs.

FINANCIAL CONDITION

Since inception, the Company's capital resources have been limited. The Company has had to rely upon the sale of equity securities for cash required to fund the administration of the Company. From its inception through December 31, 1999, the Company has raised $903,971 from the sale of its Common Stock. Since the Company does not expect to generate any revenues in the near future, it will have to continue to rely upon sales of equity and debt securities to raise capital. It follows that there can be no assurance that financing, whether debt or equity, will always be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms satisfactory to the Company.

At December 31, 1999, the Company had a working capital deficiency of $149,549, as compared to a deficiency of $170,390 at June 30, 1999.

PLAN OF OPERATION

In addition to option payments of $5,000 due toward the January 1, 2000 installment , the Company is required to invest a total of $300,000 on or before June 12, 2000 on work commitments. The Company plans to conduct a Phase 1 regional geochemical survey over the La Mexicana property at a cost of approximately $19,000. The Phase 1 program will be followed by a Phase 2 program at a cost of approximately $77,000. The Company does not presently have the funds available for either the Phase 1 or Phase 2 program and will have to raise additional funds by way of debt or equity in order to finance same. It does not have any arrangements for such funding at present. If the Company were unable to raise the funds necessary to satisfy the option payment and work commitment requirements, the Company would seek an extension from the optionor of the Mexicana I property.

In addition to the property obligations described in the preceding paragraph, the Company has only normal trade obligations. The officers and directors of the Company and the persons to whom the long-term debt of $100,233 is owed, have not given the Company a fixed date for repayment.

As of December 31, 1999, the Company had approximately $8,500 cash on hand, which will be sufficient to satisfy its cash requirements for the next six months of minimal operations. The

Company would be able to maintain an office, but would not be able to undertake the exploration programs on the property, make any option payments, or service any existing debt. The Company does not intend to hire any more full-time employees over the next 12 months. Subject to the availability of funds the Company will hire additional employees and consultants on a part-time basis in order to carry out its proposed work programs. The Company does not intend to make any purchases of plant or equipment over the next 12 months.

If the Transmeridian transaction should be completed, the Company would be required to arrange for a private placement in the minimum amount of $2,000,000 to cover immediate working capital and project costs. Since the Company has just started its due diligence work on Transmeridian, management does not know whether the acquisition will be consummated or when closing would occur.
Accordingly, the Company has not made any plans with respect to a proposed private placement.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 issue refers to the inability of computer and other information technology systems to properly process date and time information due to the programming of a two digit year rather than a four digit year. The risk is that a system will recognize the digits "00" as 1900 rather than the year 2000, or that the system may not recognize "00" as a year at all. As a result, computers and embedded processing systems may be at risk of malfunctioning, particularly during the transition from 1999 to 2000.

The Company has completed its assessment of the impact of Year 2000 issues on its business operations. The Year 2000 issue may affect the Company in four principal areas including: (1) computer systems such as personal computers, operating systems, business software, and application software including accounting systems, technical support software and administration software; (2) field assets (primarily embedded systems) such as programmable logic controllers and equipment control panels; (3) other systems such as telephones, photocopiers and facsimile machines; and (4) third-party suppliers and service providers such as banks and insurance companies.

To date, the Company has implemented and tested its computer software and hardware for Year 2000 compliance and has concluded that its hardware and software is Year 2000 compliant.

The Company's Year 2000 program is designed to reduce the Company's risk of material losses due to the Year 2000 issue. Management does not anticipate any material adverse effect from the Year 2000 issue; however, the Company cannot be certain that it will not suffer material adverse effects in the event that third parties upon which the Company is dependent are unable to resolve their Year 2000 issues.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         In November 1999, the Company issued 1,182,200 shares of Common Stock to 67849 Capital Ltd. as payment for services valued at $118,220. In addition, the Company issued 250,000 shares to Ing. Cuitlahuac Rangel Alcaraz valued at $30,000, pursuant to the obligations set forth in the amended Option Agreement on the La Mexicana property. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. No underwriters were used and no underwriting commissions were paid.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)       EXHIBITS


 REGULATION                                                          CONSECUTIVE
S-B NUMBER                  EXHIBIT                                  PAGE NUMBER

    2.1         Offer to Purchase (1)                                    N/A
    3.1         Articles of Incorporation (1)                            N/A
    3.2         Bylaws (1)                                               N/A
   10.1         Mexicana I Agreement dated as of February 12, 1998 (1)   N/A
   10.2         La Lajita Agreement dated as of February 12, 1998 (1)    N/A
   10.3         1999 Stock Option Plan (1)                               N/A

 REGULATION                                                          CONSECUTIVE
S-B NUMBER                  EXHIBIT                                  PAGE NUMBER

   10.4         Agreement with Transmeridian Exploration Inc., as
                amended (1)                                              N/A
   10.5         Letter of Intent with OREX Gold Mines Corporation (1)    N/A
   10.6         Mexicana I Agreement dated as of November 12, 1999 (1)   N/A
    27          Financial Data Schedule

-----------------------
1) Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File No. 0-27953

         B) REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GOLDEN RIVER RESOURCES INC.
                                  (Registrant)


Date:    February 17, 2000        By: /S/ ROBERT BRUCE MANERY
                                     ---------------------------------------
                                      Robert Bruce Manery, Secretary
                                      (Principal financial officer)

                                   Exhibit 27

                             Financial Data Schedule