Form 10QSB/A
period 1999-12-31
GOLDEN RIVER RESOURCES INC
filed 2000-04-12
CIK 1062276

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

(Mark One)
[X]            QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended: December 31, 1999

[ ]         TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _____________

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

            17,005,072 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                DECEMBER 31, 1999

 Transitional Small Business Disclosure Format (check one);  Yes      No   X
                                                                ----     -----

                  Consolidated Financial Statements of

                  GOLDEN RIVER RESOURCES INC.

                  (An Exploration Stage Enterprise)

                  Six month period ended, December 31, 1999
                  (Unaudited - Prepared by Management)

GOLDEN RIVER RESOURCES INC.
(An Exploration Stage Enterprise)
Consolidated Balance Sheet

$ United States

December 31, 1999 and 1998
(Unaudited - Prepared by Management)

================================================================================================================
                                                                                    1999                   1998
================================================================================================================

ASSETS

Current Assets
     Cash                                                                  $       8,561          $      90,757
     Prepaid expense                                                               4,688                    -
================================================================================================================
                                                                                  13,249                 90,757

Capital assets, net of amortization                                                9,915                    -

================================================================================================================
                                                                           $      23,164          $      90,757
================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
     Accounts payable and accrued liabilities                              $     140,570          $      13,536
     Due to shareholders                                                          22,228                 97,473
     Shares to be issued for cash                                                    -                  498,832
     Long term debt (note 2)                                                     100,233                    -
================================================================================================================
                                                                                 263,031                609,841

Stockholders' Deficiency
     Capital stock                                                             1,642,475                469,994
     Additional paid in capital                                                   78,700
     Deficit accumulated during the exploration stage                        (1,973,889)            (1,014,718)
     Accumulated other comprehensive income
         Cumulative translation adjustment                                        12,847                 25,640
================================================================================================================
                                                                                (239,867)              (519,084)

================================================================================================================
                                                                           $      23,164          $      90,757
================================================================================================================


See accompanying notes to consolidated financial statements.


On behalf of the Board:

     /s/ "ROGER D. WATTS"
---------------------------- Director

    /s/ "R. BRUCE MANERY"
---------------------------- Director

GOLDEN RIVER RESOURCES INC.
(An Exploration Stage Enterprise)
Consolidated Statement of Loss

$ United States

Six month period ended December 31, 1999 and 1998
(Unaudited - Prepared by Management)

===============================================================================================================
                                                     From Inception
                                                    (June 13, 1997)
                                               to December 31, 1999                 1999                   1998
===============================================================================================================

Expenses
     Amortization                                    $          794      $           562          $          -
     Consulting fees                                         97,586               94,765                     -
     Exploration of mineral properties                      358,379               42,406                 78,974
     General and administrative                              84,370               21,977                 14,507
     Management fees                                        125,308                  -                   12,593
     Option payments to acquire mineral
       properties written off                               860,489               30,000                297,602
     Professional fees                                      228,836               44,465                 66,918
     Travel and promotion                                   217,127               28,355                 34,916
================================================================================================================
                                                          1,973,889              262,530                505,510
================================================================================================================

Loss                                                 $   (1,973,889)     $      (262,530)         $    (505,510)
================================================================================================================

Weighted average number of shares                         6,918,865           15,376,079              3,469,808
Loss per share                                       $        (0.29)     $         (0.02)         $       (0.15)
================================================================================================================


See accompanying notes to consolidated financial statements.

GOLDEN RIVER RESOURCES INC.
(An Exploration Stage Enterprise)
Consolidated Statement of Stockholders' Deficiency and Comprehensive Income

$ United States

Six month period ended December 31, 1999
(Unaudited - Prepared by Management)

===================================================================================================================
                                                                            Deficit
                                                                        Accumulated     Accumulated
                                                        Additional       During the           Other          Total
                                  CAPITAL STOCK            Paid in      Exploration   Comprehensive   Stockholders
                              Shares          Amount       Capital            Stage          Income         Equity
===================================================================================================================

Golden River Balance,
June 30, 1999              14,822,872    $ 1,537,475   $         -      $(1,711,359)  $     12,922    $  (160,962)

Issued for services         1,932,200        193,220             -                -              -        193,220

Share issue costs                  -        (118,220)            -                -              -       (118,220)

Compensation cost of
  options issued to
  non-employees                    -              -         78,700                -              -         78,700

Shares issued pursuant
  to Mineral Property
  agreement @ $.12
  per share                   250,000         30,000             -                -              -         30,000
-------------------------------------------------------------------------------------------------------------------
                           17,005,072      1,642,475        78,700       (1,711,359)        12,922         22,738

Comprehensive income:
  Loss                             -              -              -         (262,530)             -       (262,530)
  Foreign currency
     translation adjustment        -              -              -                -            (75)           (75)
-------------------------------------------------------------------------------------------------------------------
Comprehensive loss                 -              -              -         (262,530)           (75)      (262,605)

-------------------------------------------------------------------------------------------------------------------
Balance December 31,
  1999 (Unaudited)        17,005,072     $ 1,642,475   $    78,700      $(1,973,889)  $     12,847    $  (239,867)
===================================================================================================================

See accompanying notes to consolidated financial statements.

GOLDEN RIVER RESOURCES INC.
(An Exploration Stage Enterprise)
Consolidated Statement of Cash Flows

$ United States

Six month period ended December 31, 1999 and 1998
(Unaudited - Prepared by  Management

==================================================================================================================
                                                    From Inception
                                                   (June 13, 1997)
                                              to December 31, 1999                 1999                   1998
==================================================================================================================

Loss                                                 $  (1,973,889)        $   (262,530)         $    (505,510)

Cash flows from operating activities:
  Items not involving cash:
    Amortization                                              1,794                  562                    -
    Option payments to acquire mineral
      properties written off                                 60,000               30,000                    -
    Compensation cost of options issued
      to non-employees                                       78,700               78,700                    -
    Accounts payable and accrued liabilities                 80,242               (5,999)               (23,244)
    Other changes in non-cash operating
    Working capital                                          17,541               11,570                 92,472
==================================================================================================================
                                                         (1,735,612)            (147,697)              (436,282)
Cash flows from investing activities:
   Purchase of capital assets                               (12,467)              (1,049)                    -

Cash flows from financing activities:
   Proceeds from long term debt                             100,233              100,233                     -
   Proceeds from share subscriptions                            -                    -                  498,832
   Issuance of capital stock                                903,971                  -                    6,614
   Proceeds from realization of assets acquired from
     the business combination with Golden River             739,589                  -                      -
==================================================================================================================
                                                          1,743,793              100,233                505,446

Foreign currency translation adjustment                      12,847                 (75)                  8,795
==================================================================================================================
Increase (decrease) in cash                                   8,561             (48,588)                 77,959

Cash position, beginning of period                              -                 57,149                 12,798

==================================================================================================================
Cash position, end of period                         $        8,561        $       8,561         $       90,757
==================================================================================================================


See accompanying notes to consolidated financial statements.

GOLDEN RIVER RESOURCES INC.
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

Six month period ended December 31, 1999 and 1998
(Unaudited - Prepared by Management)

================================================================================

1.   SIGNIFICANT ACCOUNTING POLICIES:

     a) In the opinion of management, all adjustments (consisting of normal recurring items) necessary for the fair presentation of these unaudited financial statements in conformity with generally accepted accounting principles have been made.

     b)   Translation of Financial Statements

          The Company's subsidiary, Rob Roy Resources Ltd., operates in Canada and its operation are conducted in Canadian currency.

          These consolidated statements are presented in United States currency for the convenience of readers accustomed to United States Currency. The method of translation applied is as follows:

          i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheetdate, being US $1.00 per Cdn $1.4721.

          ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the date transaction occurred.

          iii) Revenues and expenses are translated at the exchange rate in effect at the transaction date.

          iv) The net adjustment arising from the translation is recorded in a separate component of stockholders' equity called "Cumulative translation adjustment" which is included in "Accumulated other comprehensive income".

     c)   Loss per share

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

GOLDEN RIVER RESOURCES INC.
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

Six month period ended December 31, 1999 and 1998
(Unaudited - Prepared by Management)

================================================================================

3.   STOCK OPTION PLAN:

     During 1999, the Company adopted a stock option plan whereby directors, officers and employees of the Company were granted the right to subscribe for up to 10% of the issued and outstanding shares of the Company at prices to be fixed at the time the options are granted. Options issued pursuant to the Plan have a vesting period of three months, and expire five years from the date of issue. The Company applies APB Opinion NO. 25 in accounting for its employee stock option plan whereby compensation cost is recorded only to the extent that the market price exceeds the exercise price at the date of grant and, accordingly, no compensation cost is recognized for its stock options in these financial statements. Options granted to non-employees will be accounted for at their fair value at the date of grant.

     During the period ended December 31, 1999, the Company issued 1,450,000 common share stock options. These stock options have an exercise price of $0.10 per share, a vesting date of December 23, 1999 and expire on September 23, 2004.

     Of these options, $1,050,000 were granted to non-employees. The fair value of these options has been determined to be $78,700 using the Black Scholes Method using the expected life to be the life of the options, volatility factor of 95%, risk free rate of 5.5% and no assumed dividend rate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Effective March 10, 1999, the Company completed the acquisition of 100% of the outstanding common shares of Rob Roy Resources Inc. ("Rob Roy"). As the Rob Roy shareholders obtained effective control of the Company through the exchange of their shares of Rob Roy for shares of the Company, the acquisition has been accounted for in these consolidated financial statements as a reverse acquisition. Consequently, the consolidated statements of loss and deficit and changes in cash flows reflect the results from operations and changes in financial position of Rob Roy, the legal subsidiary, since inception, combined with those of the Company, the legal parent, from the date of acquisition on March 10, 1999, in accordance with generally accepted accounting principles for reverse acquisitions. In addition, the comparative figures are those of Rob Roy, the legal subsidiary.

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


                                                                                                 INCEPTION (JUNE 13,
                                     SIX MONTHS ENDED                  YEAR ENDED                 1997) TO JUNE 30,
                                     DECEMBER 31, 1999               JUNE 30, 1999                1998 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
Revenues                                    --                             --                            --
------------------------------------------------------------------------------------------------------------------------
(Loss) from
continuing operations               $      (262,530)              $   (1,202,151)                $      (509,208)
------------------------------------------------------------------------------------------------------------------------
(Loss) per common
share                               $         (0.02)              $        (0.15)                $         (0.26)
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                     DECEMBER 31, 1999               JUNE 30, 1999                  JUNE 30, 1998
------------------------------------------------------------------------------------------------------------------------
Working capital
(deficiency)                        $      (249,782)              $     (170,390)                $       (28,983)
------------------------------------------------------------------------------------------------------------------------
Total assets                        $        23,164               $       72,797                 $        12,798
------------------------------------------------------------------------------------------------------------------------
Long-term obligations                       --                             --                            --
------------------------------------------------------------------------------------------------------------------------


RESULTS OF OPERATIONS

During the six months ended December 31, 1999, the Company incurred a loss of $262,530 due to expenditures for consulting fees ($94,765), exploration of mineral properties ($42,406), professional fees ($44,465), travel and promotion ($28,355), and general and administrative ($21,977). In addition, $30,000 in option payments to acquire mineral properties was written off. This compares to a loss of $505,510 for the six months ended December 31, 1998, with the most significant expenditure being $297,602 in option payments to acquire mineral properties written off.

Due to the lack of any revenues, and the cumulative losses of $1,711,359 incurred through June 30, 1999, and $1,973,889 through December 31, 1999, there is a substantial doubt about the Company's ability to continue as a going concern, as noted in the report of the independent auditors on the Company's financial statements. The Company requires additional financing to continue operations and to undertake the exploration programs described below. If it is unable to obtain such financing, it may be unable to continue operations or engage in the exploration programs.

FINANCIAL CONDITION

Since inception, the Company's capital resources have been limited. The Company has had to rely upon the sale of equity securities for cash required to fund the administration of the Company. From its inception through December 31, 1999, the Company has raised $730,823, net of share issuance costs from the sale of its Common Stock. In addition, 850,000 shares have been issued for mineral property options and 200,000 shares have been issued for services. Since the Company does not expect to generate any revenues in the near future, it will have to continue to rely upon sales of equity and debt securities to raise capital. It follows that there can be no assurance that financing, whether debt or equity, will always be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms satisfactory to the Company.

At December 31, 1999, the Company had a working capital deficiency of $249,782, as compared to a deficiency of $170,390 at June 30, 1999. The increase was due primarily to the loss incurred during the six months then ended.

PLAN OF OPERATION

In addition to option payments of $5,000 due toward the January 1, 2000 installment , the Company is required to invest a total of $300,000 on or before June 12, 2000 and $1,000,000 on or before February 12, 2001 on work commitments. The Company must also issue 750,000 shares of Common Stock by March 2002. The Company issued the minimum of 250,000 shares by February 12, 2000, leaving 500,000 shares to be issued by March 2002. The Company plans to conduct a Phase 1 regional geochemical survey over the La Mexicana property at a cost of approximately $19,000. The Phase 1 program will be followed by a Phase 2 program at a cost of approximately $77,000. The Company does not presently have the funds available for either the Phase 1 or Phase 2 program and will have to raise additional funds by way of debt or equity in order to finance same. It does not have any arrangements for such funding at present. If the Company were unable to raise the funds necessary to satisfy the option payment and work commitment requirements, the Company would seek an extension from the optionor of the Mexicana I property. There is no assurance that the Company would be able to obtain an extension. If the Company defaulted in its obligations, the option agreement would be terminated and the Company would lose everything of value paid for the property.

In addition to the property obligations described in the preceding paragraph, the Company has only normal trade obligations. As of December 31, 1999, these trade obligations were $140,570, of which $129,066 was outstanding for more than 90 days. The officers and directors of the Company and the persons to whom the long-term debt of $100,233 is owed, have not given the Company a fixed date for repayment.

As of December 31, 1999, the Company had approximately $8,500 cash on hand. However, in January 2000, the Company borrowed $75,000, which will be sufficient to satisfy its cash requirements for the next four to six months of minimal operations. The Company would be able to maintain an office, but would not be able to undertake the exploration programs on the property, make any option payments, or service any existing debt. The Company does not intend to hire any more full-time employees over the next 12 months. Subject to the availability of funds the Company will hire additional employees and consultants on a part-time basis in order to carry out its proposed work programs. The Company does not intend to make any purchases of plant or equipment over the next 12 months.

If the Transmeridian transaction should be completed, the Company would be required to arrange for a private placement in the minimum amount of $2,000,000 to cover immediate working capital and project costs. Since the Company has just started its due diligence work on Transmeridian and no progress has been made in recent months, management does not believe that the acquisition of Transmeridian is probable. Accordingly, the Company has not made any plans with respect to a proposed private placement.

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

  3.1        Articles of Incorporation (1)                                               N/A

  3.2        Bylaws (1)                                                                  N/A

 10.1        Mexicana I Agreement dated as of February 12, 1998 (1)                      N/A

 10.2        La Lajita Agreement dated as of February 12, 1998 (1)                       N/A

 10.3        1999 Stock Option Plan (1)                                                  N/A

 10.4        Agreement with Transmeridian Exploration Inc., as amended (1)               N/A







REGULATION                                                                           CONSECUTIVE
S-B NUMBER                       EXHIBIT                                             PAGE NUMBER


 10.5        Letter of Intent with OREX Gold Mines Corporation (1)                       N/A

 10.6        Mexicana I Agreement dated as of November 12, 1999 (1)                      N/A

 10.7        Interim Financing Agreement                                                 N/A

  27         Financial Data Schedule                                                     N/A

----------------------------
(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File No. 0-27953

             B)    REPORTS ON FORM 8-K:

                   None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GOLDEN RIVER RESOURCES INC.
                                  (Registrant)


Date:    April 10, 2000           By:   /s/ Robert Bruce Manery
                                     ----------------------------------------
                                       Robert Bruce Manery, Secretary
                                       (Principal financial officer)