Form 10QSB
period 2000-03-31
GOLDEN RIVER RESOURCES INC
filed 2000-05-15
CIK 1062276

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]            QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: March 31, 2000

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to ______________

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

         State the number of shares outstanding of each of the issuer=s classes of common equity, as of the last practicable date:

            17,005,072 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                 MARCH 31, 2000

       Transitional Small Business Disclosure Format (check one); Yes  No  X

                     Consolidated Financial Statements of

                     GOLDEN RIVER RESOURCES INC.

                     (An Exploration Stage Enterprise)

                     Nine month period ended, March 31, 2000
                     (Unaudited - Prepared by Management)

GOLDEN RIVER RESOURCES INC.
(An Exploration Stage Enterprise)
Consolidated Balance Sheet

$ United States

March 31, 2000 and June 30, 1999

===========================================================================================
                                                                   March 31,       June 30,
                                                                        2000           1999
                                                       (Unaudited - Prepared
                                                               by Managment)
-------------------------------------------------------------------------------------------

ASSETS
Current Assets
    Cash                                                        $    14,597     $   57,149
    Prepaid expense                                                   4,361          6,220
-------------------------------------------------------------------------------------------
                                                                     18,958         63,369

Capital assets, net of amortization                                   9,114          9,428

-------------------------------------------------------------------------------------------
                                                                $    28,072     $   72,797
===========================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
    Accounts payable and accrued liabilities                    $   188,818     $  146,569
    Due to shareholders                                              22,229         12,190
    Shares to be issued for services                                    -           75,000
    Debt (note 2)                                                   100,233            -
    Interim financing payable (note 3)                               75,000            -
-------------------------------------------------------------------------------------------

                                                                    386,280        233,759

Stockholders' Deficiency
    Capital stock                                                 1,539,657      1,537,475
    Additional paid in capital                                      299,738            -
     Deficit accumulated during the exploration stage            (2,209,446)    (1,711,359)
     Accumulated other comprehensive income                          11,843         12,922
-------------------------------------------------------------------------------------------
                                                                   (358,208)      (160,962)
-------------------------------------------------------------------------------------------
                                                                $    28,072     $   72,797
===========================================================================================


See accompanying notes to consolidated financial statements.


On behalf of the Board:

        Roger D. Watts                          Director
--------------------------------

        R. Bruce Manery                         Director
--------------------------------

GOLDEN RIVER RESOURCES INC.
(An Exploration Stage Enterprise)
Consolidated Statement of Loss

$ United States

Nine month period ended March 31, 2000 and 1999 (Unaudited - Prepared by Management)

========================================================================================================
                                                      From Inception       Nine Months       Nine Months
                                                     (June 13, 1997)   Ended March 31,   Ended March 31,
                                                  to March 31,  2000              2000              1999
--------------------------------------------------------------------------------------------------------
Expenses
    Amortization                                        $     2,595      $     1,363        $     1,065
     Consulting fees                                        215,806          212,985                -
     Exploration of mineral properties                      358,363           42,390             52,489
     General and administrative                              94,015           31,622             27,869
     Management fees to related parties                     165,275           39,967             41,277
     Option payments to acquire mineral
       Properties                                           860,489           30,000            346,735
     Professional fees                                      274,288           89,917             75,790
     Travel and promotion                                   238,615           49,843             81,845
--------------------------------------------------------------------------------------------------------
                                                          2,209,446          498,087            627,070
--------------------------------------------------------------------------------------------------------
Loss                                                    $(2,209,446)     $  (498,087)       $  (627,070)
========================================================================================================

Weighted average number of shares                         7,878,612       16,104,134          5,776,710
Earnings per share                                      $     (0.28)     $     (0.03)       $     (0.11)
========================================================================================================


See accompanying notes to consolidated financial statements.

GOLDEN RIVER RESOURCES INC.
(An Exploration Stage Enterprise)
Consolidated Statement of Stockholders' Deficiency and Comprehensive Income

$ United States

Nine month period ended March 31, 2000 and 1999 (Unaudited - Prepared by Management)




===============================================================================================================
                                                                        Deficit
                                                                    Accumulated      Accumulated
                                 Capital Stock         Additional    During the            Other          Total
                           -------------------------      Paid-In   Exploration    Comprehensive   Stockholders
                            Shares          Amount        Capital         Stage           Income         Equity
---------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999     14,822,872     $1,537,475    $    -       $(1,711,359)     $ 12,922       $(160,962)

Issued for services         1,932,200          1,932     191,288            -             -           193,220
 (Note 4(a))

Compensation cost of
  options issued to
  non-employees                   -              -        78,700             -             -            78,700

Shares issued pursuant
  to Mineral Property
  agreement (Note 4b))        250,000            250      29,750             -             -            30,000
---------------------------------------------------------------------------------------------------------------
                           17,005,072      1,539,657     299,738      (1,711,359)       12,922         140,958

Comprehensive income:
  Loss                            -              -           -          (498,087)          -          (498,087)
  Foreign currency
    translation
    adjustment                    -              -           -               -          (1,079)         (1,079)
---------------------------------------------------------------------------------------------------------------
Comprehensive loss                -              -           -          (498,087)       (1,079)       (499,166)
---------------------------------------------------------------------------------------------------------------
Balance March 31, 2000
  (Unaudited)              17,005,072     $1,539,657    $299,738    $(2,209,446)     $ 11,843       $(358,208)
===============================================================================================================

See accompanying notes to consolidated financial statements.

GOLDEN RIVER RESOURCES INC.
(An Exploration Stage Enterprise)
Consolidated Statement of Cash Flows

$ United States

Nine month period ended March 31, 2000 and 1999 (Unaudited - Prepared by
 Management)


====================================================================================================
                                                From Inception         Nine months       Nine Months
                                               (June 13, 1997)     Ended March 31,   Ended March 31,
                                            to March 31,  2000                2000              1999
----------------------------------------------------------------------------------------------------

Loss                                              $(2,209,446)          $(498,087)        $(627,070)

Cash flows from operating activities:
   Items not involving cash:
      Amortization                                      2,595               1,363             1,065
      Option payments to acquire mineral
         properties                                    60,000              30,000            30,000
      Compensation cost of options issued
         to non-employees                              78,700              78,700               -
      Consulting fees paid with share
         consideration                                118,220             118,220               -
Accounts payable and accrued liabilities              141,998              42,249           (16,590)
Other changes in non-cash operating
      working capital                                   4,361              11,898               -
----------------------------------------------------------------------------------------------------
                                                   (1,803,572)           (215,657)         (612,595)
Cash flows from investing activities:
      Purchase of capital assets                      (12,467)             (1,049)           (5,739)

Cash flows from financing activities:
      Proceeds from interim financing                  75,000              75,000               -
      Proceeds from debt                              100,233             100,233               -
      Issuance of capital stock                       903,971                 -              15,399
      Proceeds from realization of assets
        acquired from the business
        combination with Golden River                 739,589                 -             739,589
----------------------------------------------------------------------------------------------------
                                                    1,818,793             175,233           754,988
Foreign currency translation adjustment                11,843              (1,079)          (15,612)
----------------------------------------------------------------------------------------------------
Increase (decrease) in cash                            14,597             (42,552)          121,042

Cash position, beginning of period                        -                57,149            12,798
----------------------------------------------------------------------------------------------------
Cash position, end of period                      $    14,597           $  14,597         $ 133,840
====================================================================================================

Supplementary Information
      Interest paid                                       -                   -                 -
      Income taxes paid                                   -                   -                 -

Non-cash investing and financing activities
      Common shares issued under mineral
        property agreements                       $    60,000           $  30,000         $  30,000
      Common shares issued for services               193,220             193,220               -
====================================================================================================

See accompanying notes to consolidated financial statements.

GOLDEN RIVER RESOURCES INC.
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

Nine month period ended March 31, 2000 and 1999
(Unaudited - Prepared by Management)
================================================================================

1.   SIGNIFICANT ACCOUNTING POLICIES:

     (a) In the opinion of management, all adjustments (consisting of normal recurring items) necessary for the fair presentation of these unaudited financial statements in conformity with generally accepted accounting principles have been made.

     (b) The Company's subsidiary, Rob Roy Resources Ltd., operates in Canada and its operations are conducted in Canadian currency.

          These consolidated statements are presented in United States currency. The method of translation applied is as follows:

          i) Assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.465 at March 31, 2000;

         ii) Revenues and expenses are translated at the exchange rate in effect at the transaction date; and

        iii) The net adjustment arising from the translation is recorded as a separate component of stockholders' equity called "Cumulative translation adjustment" which is included in "Accumulated other comprehensive income."

     (c)  Loss per share

          Loss per share has been calculated using the weighted average number of common shares outstanding during the period. The effect of the contingent stock issues pursuant to the La Mexicana agreement (note
          4), and the stock options issued during the period (note 5) have not been included in the computation because to do so would be anti-dilutive.

2.   DEBT:

     The debt represents advances made to the Company by shareholders who, individually, own less than 5% of the outstanding shares of the Company. The advances do not bear interest, have no fixed terms of repayment and are not pursuant to a written agreement.

3.   INTERIM FINANCING PAYABLE:

     On January 24, 2000, the Company signed an interim financing agreement with an unrelated party for $75,000. The financing under the agreement is repayable in full by July 24, 2000, bears interest at 8% and is guaranteed by two Directors of the Company. In conjunction with signing the agreement, the lender received 150,000 common shares of the Company from a shareholder who owns less than 5% of the Company.

GOLDEN RIVER RESOURCES INC.
(An Exploration Stage Enterprise)
Notes to Consolidated Financial Statements

$ United States

Nine month period ended March 31, 2000 and 1999
(Unaudited - Prepared by Management)
================================================================================

4.   ISSUANCE OF COMMON STOCK:

     a)   For services

          During the nine months ended March 31, 2000, the Company received consulting services from an unrelated party with respect to securing investors, outside the United States, in the Company's common stock. On November 17, 1999, pursuant to a subscription agreement dated September 23, 1999, these services were paid for with the issuance of 1,182,200 common shares at a price of $0.10 per share, being the market value of the common stock at that date. The value of the shares issued, aggregating $118,220, was equivalent to the fair value of the services provided.

          The Company also issued 750,000 common shares during the period in consideration for similar consulting services received prior to June 30, 1999. The value of these services, aggregating $75,000, was accrued in the accounts of the Company at June 30, 1999 and is equivalent to the market value of the shares issued during the period.

          The aggregate of the 1,182,200 common shares and the 750,000 common shares equals the 1,932,200 common shares disclosed as issued in the period in the consolidated statement of stockholders' deficiency and comprehensive income.

     b)   Mineral property

          During the nine months ended March 31, 2000, the Company issued 250,000 shares at $0.12 per share, being the market value of the stock at the date of issue. The shares were issued pursuant to the terms of the La Mexicana option agreement as disclosed in note 7 b) to the June 30, 1999 audited consolidated financial statements. The terms of the options agreement require the issuance of an additional 500,000 common shares prior to March 10, 2002.

5.   STOCK OPTION PLAN:

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

     During the period ended March 31, 2000, the Company issued 1,450,000 common share stock options. These stock options have an exercise price of $0.10 per share, a vesting date of December 23, 1999 and expire on September 23, 2004.

     Of these options, 1,050,000 were granted to non-employees. The fair value of $78,700 of these options has been determined using the Black Scholes Method using the expected life to be the life of the options, volatility factor of 95%, risk free rate of 5.5% and no assumed dividend rate, and has been included in the determination of the loss for the period.

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

The Company's fiscal year end is June 30. The following is a summary of certain selected financial information for the nine months ended March 31, 2000, the fiscal year ended June 30, 1999, and the period from its date of incorporation to June 30, 1998. Reference should be made to the financial statements attached to this registration statement to put the following summary in context. All dollar figures referred to in this section relating to the Company are listed in US dollars unless otherwise noted.


------------------------------------------------------------------------------------
                                                                  Inception(June 13,
                          Nine Months ended      Year ended       1997) to June 30,
                           March 31, 2000      June 30, 1999       1998 (unaudited)
------------------------------------------------------------------------------------
Revenues
(Loss) from
continuing operations       $(498,087)         $(1,202,151)          $(509,208)

(Loss) per common
share                       $   (0.03)         $     (0.15)          $   (0.26)
------------------------------------------------------------------------------------
                           March 31, 2000      June 30, 1999         June 30, 1998
------------------------------------------------------------------------------------
Working capital
(deficiency)                $(367,322)         $  (170,390)          $ (28,983)

Total assets                $  28,072          $    72,797           $  12,798
Long-term obligations       $     --           $       --            $     --
------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

During the nine months ended March 31, 2000, the Company incurred a loss of $498,087 due to expenditures for consulting fees ($212,985), exploration of mineral properties ($42,390), professional fees ($89,917), travel and promotion ($49,843), and general and administrative ($31,622). In addition, the Company incurred $30,000 in option payments to acquire mineral properties. This compares to a loss of $627,070 for the nine months ended March 31, 1999, with the most significant expenditure being $346,735 in option payments to acquire mineral properties.

Due to the lack of any revenues, and the cumulative losses of $1,711,359 incurred through June 30, 1999, and $2,209,446 through March 31, 2000, there is a substantial doubt about the Company's ability to continue as a going concern, as noted in the report of the independent auditors on the Company's financial statements. The Company requires additional financing to continue operations and to undertake the exploration programs described below. If it is unable to obtain such financing, it may be unable to continue operations or engage in the exploration programs.

FINANCIAL CONDITION

Since inception, the Company's capital resources have been limited. The Company has had to rely upon the sale of equity securities for cash required to fund the administration of the Company. From its inception through March 31, 2000, the Company has raised $730,823, net of share issuance costs from the sale of its Common Stock. In addition, 850,000 shares have been issued for mineral property options and 200,000 shares have been issued for services. Since the Company does not expect to generate any revenues in the near future, it will have to continue to rely upon sales of equity and debt securities to raise capital. It follows that there can be no assurance that financing, whether debt or equity, will always be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms satisfactory to the Company.

At March 31, 2000, the Company had a working capital deficiency of $367,322. The increase was due primarily to the loss incurred during the nine months then ended.

PLAN OF OPERATION

In addition to option payments of $5,000 due toward the January 1, 2000 installment , the Company is required to invest a total of $300,000 on or before June 12, 2000 and $1,000,000 on or before February 12, 2001 on work commitments. The Company must also issue 750,000 shares of Common Stock by March 2002. The Company issued the minimum of 250,000 shares by February 12, 2000, leaving 500,000 shares to be issued by March 2002. The Company plans to conduct a Phase 1 regional geochemical survey over the La Mexicana property at a cost of approximately $19,000. The Phase 1 program will be followed by a Phase 2 program at a cost of approximately $77,000. The Company does not presently have the funds available for either the Phase 1 or Phase 2 program and will have to raise additional funds by way of debt or equity in order to finance same. It does not have any arrangements for such funding at present. See Part I - Item 3. Description of Property, below, for more detail on the proposed work programs of the Company. If the Company were unable to raise the funds necessary to satisfy the option payment and work commitment requirements, the Company would seek an extension from the optionor of the Mexicana I property. There is no assurance that the Company would be able to obtain an extension. If the Company defaulted in its obligations, the option agreement would be terminated and the Company would lose everything of value paid for the property.

In addition to the property obligations described in the preceding paragraph, the Company has only normal trade obligations. As of March 31, 2000, these trade obligations were $188,818, of which approximately $93,000 was outstanding for more than 90 days. The officers and directors of the Company and the persons to whom debt of $100,233 is owed, have not given the Company a fixed date for repayment. The persons to whom the $100,233 is owed are shareholders who own less than 5% of the outstanding shares of the Company. The advances do not bear interest, have no fixed terms of repayment, and are not pursuant to a written agreement.

As of March 31, 2000, the Company had approximately $14,600 cash on hand. Pursuant to an interim financing agreement dated January 24, 2000, the Company borrowed $75,000 from an unrelated party. These proceeds have satisfied the Company's cash requirements through April, 2000. The interim financing bears interest at 8%, is due in full by July 24, 2000, and is guaranteed by R. Bruce Manery and Roger Watts, officers and directors of the Company. The Company will need to obtain additional funds through loans of this sort or the sale of its equity securities to maintain its operations. The Company would be able to maintain an office, but would not be able to undertake the exploration programs on the property, make any option payments, or service any existing debt. The Company does not intend to hire any more full-time employees over the next 12 months. Subject to the availability of funds the Company will hire additional employees and consultants on a part-time basis in order to carry out its proposed work programs. The Company does not intend to make any purchases of plant or equipment over the next 12 months.

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

                  Not Applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

ITEM 5.           OTHER INFORMATION

                  Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A)       EXHIBITS

       REGULATION                                                                                CONSECUTIVE
       S-B NUMBER         DOCUMENT                                                                 PAGE NO.
          2.1             Offer to Purchase (1)<F1>                                                      N/A

          3.1             Articles of Incorporation (1)<F1>                                              N/A

          3.2             Bylaws (1)<F1>                                                                 N/A

          10.1            Mexicana I Agreement dated as of February 12, 1998 (1)<F1>                     N/A

          10.2            La Lajita Agreement dated as of February 12, 1998 (1)<F1>                      N/A

          10.3            1999 Stock Option Plan (1)<F1>                                                 N/A

          10.4            Agreement with Transmeridian Exploration Inc., as amended (1)<F1>              N/A

          10.5            Letter of Intent with OREX Gold Mines Corporation (1)<F1>                      N/A

          10.6            Mexicana I Agreement dated as of November 12, 1999 (1)<F1>                     N/A

          10.7            Interim Financing Agreement (1)<F1>                                            N/A

           21             Subsidiaries of the Registrant (1)<F1>                                         N/A

           27             Financial Data Schedule<F1>                                                    14



(1)<F1>  Incorporated by reference to the exhibits filed with the  Registration  Statement on Form 10-SB,  File No.
         0-27953

                  B)       REPORTS ON FORM 8-K:

                           None.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GOLDEN RIVER RESOURCES INC.
                                            (Registrant)



Date:    May 11, 2000                       By: /s/Robert Bruce Manery
                                               --------------------------------
                                               Robert Bruce Manery, Secretary
                                               (Principal financial officer)

                                   Exhibit 27

                             Financial Data Schedule