Form 10KSB
period 2000-06-30
GOLDEN RIVER RESOURCES INC
filed 2000-10-13
CIK 1062276

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 2000

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to _________


                         Commission file number: 0-27953

                           GOLDEN RIVER RESOURCES INC.
                 (Name of small business issuer in its charter)

           NEVADA                                            98-0187538
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


         2420 PANDOSY STREET, KELOWNA, BRITISH COLUMBIA, CANADA V1Y 1T8
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (250) 717-1049

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,084,660 as of September 22, 2000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,653,072 AS OF JUNE 30, 2000

Transitional Small Business Disclosure Format (Check one):    Yes [  ]  No [X]

Exhibit index on page 17.                                    Page 1 of 32 pages

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

CORPORATE HISTORY

As used herein, the term "Company" refers to Golden River Resources Inc., a corporation incorporated under the laws of Nevada. The Company was incorporated under the laws of the State of Nevada on June 17, 1997. The Company has one subsidiary: Rob Roy Resources Inc. ("Rob Roy"), all of the shares of which are owned directly by the Company. Rob Roy owns all of the shares of La Mexicana Resources S.A. de C.V. ("La Mexicana"). The Company, through its subsidiaries, had been engaged in the acquisition and exploration of a precious mineral property. It is now seeking a new business opportunity.

In May 1998, the Company completed a private placement of 3,568,000 shares of its Common Stock, resulting in gross proceeds of $35,680. In June 1998, the Company sold 200,000 shares of Common Stock for gross proceeds of $10,000. In December 1998, the Company sold 1,800,000 shares of Common Stock for gross proceeds of $90,000.

On March 10, 1999, the Company completed the purchase of all of the issued and outstanding shares of Rob Roy, a non-reporting company incorporated in British Columbia, Canada, on June 13, 1997. The Company issued, on a one-for-one basis, 6,454,872 shares of its Common Stock (the "Takeover Shares") in exchange for 6,454,872 common shares without par value of Rob Roy. Certificates for 15% of the Takeover Shares issued to Rob Roy's shareholders were subject to a restrictive legend which expired on May 11, 1999; certificates for an additional 15% of the Takeover Shares were subject to a restrictive legend which expired on September 11, 1999; and the certificates for the balance of 70% of the Takeover Shares were subject to a restrictive legend which expired on January 11, 2000.

After the completion of the purchase, Rob Roy became a subsidiary of the Company. Rob Roy owns 100% of the shares of La Mexicana, a company incorporated pursuant to the laws of Mexico on February 12, 1998. La Mexicana is a company that had been engaged in the acquisition and exploration of a natural resource property located in the area of Durango, Mexico. Rob Roy does not have an interest in any other companies.

The Company engaged in two other private placements of Common Stock: 2,000,000 shares for gross proceeds of $700,000 in April 1999 and 750,000 shares in September 1999 to satisfy an obligation to pay for services.

On October 13, 1999, the Company entered into an agreement with Peter Holstein, on behalf of himself and all other shareholders of Transmeridian Exploration Inc., a British Virgin Islands company engaged in oil and gas exploration ("Transmeridian"), to purchase all of the issued and outstanding shares of Transmeridian by issuing shares of Common Stock of the Company. The Company has determined not to pursue a transaction with Transmeridian.

On June 30, 2000, the Board of Directors determined not to continue with the agreement on the Mexicana I property. Accordingly, both Rob Roy and La Mexicana are inactive corporations.

On August 15, 2000, the Company signed a letter of intent with Columbus Networks Corporation ("Columbus"), a private corporation incorporated under the laws of British Columbia. The letter of intent contemplates that the Company will issue, after a reverse stock split of its outstanding shares, its Common Stock for all of the outstanding common stock of Columbus such that after the transaction, the former Columbus shareholders will own approximately 70% of the then outstanding Common Stock of the Company. If completed, the proposed transaction would be accounted for as a reverse acquisition with Columbus identified as the acquirer. Completion of the share exchange is subject to completion of due diligence, shareholder and regulatory approval, and completion of definitive agreements.

The Company is currently engaged in a private placement of its Common Stock and warrants to raise up to $500,000 in gross proceeds. The proceeds of the offering are to be loaned to Columbus.

As a result of the abandonment of the option to acquire the Mexicana I property through La Mexicana, the Company has no current operations and no material assets. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below under "Plan of Operation."

INVESTMENT COMPANY ACT OF 1940

Although the Company will be subject to regulation under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management believes the Company will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act and, consequently, a violation of such Act could subject the Company to material adverse consequences.

FORWARD LOOKING STATEMENTS

Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), the Company cautions readers regarding forward looking statements found in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. The Company disclaims any obligation to update forward-looking statements.

PLAN OF OPERATION

The Company intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. While the Company has entered into a letter of intent with Columbus, there is no assurance that the proposed transaction will be completed. If the proposed transaction is not completed, management intends to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media.

Depending upon the nature of the relevant business opportunity and the applicable state statutes governing the manner in which the transaction is structured, the Company's Board of Directors expects that it will provide the Company's shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation. Such disclosure is expected to be in the form of a proxy, information statement, or report.

While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that audited financial statements would be provided within sixty days after closing. Closing documents will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

Due to the Company's intent to remain a shell company until a merger or acquisition candidate is identified, it is anticipated that its cash requirements will be minimal, and that all necessary capital, to the extent required, will be provided by the directors or officers. The Company does not anticipate that it will have to raise capital or acquire any plant or significant equipment in the next twelve months, unless a merger or acquisition target is identified.

GENERAL BUSINESS PLAN

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Management anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include, among other things, facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all shareholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing annual (Form 10-K or 10-KSB), quarterly (Form 10-Q or 10-QSB) and current reports (Form 8-K), agreements and related documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings required under the Securities Exchange Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their "due diligence" investigation. To the extent possible, the Company intends to utilize written reports and personal investigations to evaluate the above factors. The Company will not acquire or merge with any company that cannot provide audited financial statements within a reasonable period of time after closing of the proposed transaction.

Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, except for the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will most likely be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. As of the date of this report, the Company does not have any contracts or agreements with any outside consultants and none are contemplated.

Management will not restrict the Company's search for any specific kind of firms, but may acquire a venture that is in its preliminary or development stage or is already operating. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. Furthermore, management does not intend to seek capital to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated a merger or acquisition.

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. If additional funding is necessary, management and/or shareholders will continue to provide capital or arrange for outside funding. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management's agreements with the Company contain no negative covenants that would impede or prevent consummation of a proposed transaction. There is no assurance, however, that management will continue to provide capital indefinitely if a merger candidate cannot be found. If a merger candidate cannot be found in a reasonable period of time, management may be required reconsider its business strategy, which could result in the dissolution of the Company.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. The Company may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until a merger or acquisition is consummated, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into the trading market may have a depressive effect on the value of the Company's securities.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of the Company's "due diligence" investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties, will specify certain events of default, will detail the terms of closing and the conditions that must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated previously, the Company will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to the reporting requirements of the Securities Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

COMPETITION

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

EMPLOYEES

As of September 25, 2000, the Company employed one person full-time and one person part-time at its Kelowna office.

ITEM 2.  DESCRIPTION OF PROPERTY.

La Mexicana, a wholly owned subsidiary of Rob Roy, acquired options to purchase rights to certain mineral properties in Mexico. La Mexicana's main focus had been on the La Lajita and Mexicana 1 properties located near Durango, Mexico. After performing a drill program on the La Lajita property, the Company decided that the La Lajita property did not warrant any further work and terminated its option on that property in September 1999. In June 2000, the Company determined to abandon the option on the Mexicana I property.

LA LAJITA

La Mexicana entered into an agreement (the "Fuerte Mayo Agreement") dated February 12, 1998 with Fuerte Mayo S.A. de C.V. ("Fuerte Mayo"), an arm's length party, to acquire the right and option to purchase an undivided 60% interest in the La Esperanza, Guadalupe and Ampl. de Guadalupe mining Lots and the Santa Nino and Dos Hermanos mining lots located near Durango, Mexico.

An initial program of 943.9 meters of diamond drilling in 13 holes was carried out by Britton Hermanos, S.A. de C.V. under the supervision of Company personnel from April to June 1999.

After completing the exploration program on the La Lajita property, the Company decided to terminate its option since the drilling did not outline an open pittable resource of sufficient size to meet the Company's objectives. The Company paid acquisition costs $492,500, issued 350,000 shares and incurred exploration expenditures in excess of $300,000 on the La Lajita property prior to terminating its option.

LA MEXICANA

La Mexicana entered into an agreement in writing (the "Alcaraz Agreement") dated February 12, 1998 and amended as of November 12, 1999, with ING. Cuitlahuac Rangel Alcaraz ("Alcaraz"), an arm's length party, to acquire the right and option to purchase an undivided 70% interest in the Mexicana I property located near Durango, Mexico. The option required exercise by February 12, 2001.

The Company had not conducted any exploration on the Mexicana 1 property. Subject to the availability of funds, the Company had planned to conduct a systematic regional mineral exploration program, consisting of regional scale stream geochemical sampling and rock sampling to test the area in the first quarter of 2000. The work program required a budget of approximately $96,000.

The Company determined that the property would require too much exploration and development work and that it would be too difficult to raise the capital necessary to carry out the proposed work program, given the depressed gold exploration market. The Company paid acquisition costs of $307,500 and issued 500,000 shares prior to terminating the option.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is quoted on the OTC Bulletin Board system of the National Association of Securities Dealers with the symbol GDRV. The Company's Common Stock has been quoted on the OTC-BB from January 15, 1999 to December 1, 1999 and since July 21, 2000. From December 2, 1999 to July 21, 2000, the Common Stock was quoted on the "pink sheets."

The following table lists the high and low bid prices quoted on the OTC-BB of the National Association of Securities Dealers and pink sheets of the National Quotation Bureau for shares of the Company's Common Stock for each of the fiscal quarters since the Company's stock was first quoted.

Fiscal Quarter Ended                    High Bid                      Low Bid

March 31, 1999                            $0.51                        $0.34
June 30, 1999                             $0.51                        $0.31
September 30, 1999                        $0.44                        $0.09
December 31, 1999                         $0.29                        $0.01
March 31, 2000                            $0.28                        $0.02
June 30, 2000                             $0.22                        $0.10


On September 22, 2000, the high and low bid prices were both $0.07.

The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The Company's Common Stock is issued in registered form and the following information is taken from the records of Computershare Investor Services (formerly American Securities Transfer and Trust Inc.), of 12039 W. Alameda Parkway, Suite Z-2, Lakewood, Colorado 80228, the registrar and transfer agent for the Common Stock.

On June 30, 2000, the shareholders' list for the Company's Common Stock showed 155 registered shareholders and 17,653,072 shares outstanding.

The Company has not paid dividends in the past and it does not expect to have the ability to pay dividends in the near future. If the Company generates earnings in the future, it expects that they will be retained to finance further growth and, when appropriate, retire debt. The Directors of the Company will determine if and when dividends should be declared and paid in the future based on the Company's financial position at the relevant time. All of the Company's shares are entitled to an equal share in any dividends declared and paid.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Effective March 10, 1999, the Company completed the acquisition of 100% of the outstanding common shares of Rob Roy. As the Rob Roy shareholders obtained effective control of the Company through the exchange of their shares of Rob Roy for shares of the Company, the acquisition has been accounted for in these consolidated financial statements as a reverse acquisition. Consequently, the consolidated statements of loss and deficit and changes in cash flows reflect the results from operations and changes in financial position of Rob Roy, the legal subsidiary, since inception combined with those of the Company, the legal parent, from the date of acquisition on March 10, 1999, in accordance with generally accepted accounting principles for reverse acquisitions. In addition, the comparative figures are those of Rob Roy, the legal subsidiary.

The Company's fiscal year end is June 30. The following is a summary of certain selected financial information for the fiscal years ended June 30, 2000 and 1999, and the period from its date of incorporation to June 30, 1998. Reference should be made to the financial statements attached to this registration statement to put the following summary in context. All dollar figures referred to in this section relating to the Company are listed in US dollars unless otherwise noted.

                                                                                           Inception (June 13, 1997)
                                        Year ended                   Year ended                to June 30, 1998
                                       June 30, 2000                June 30, 1999                 (unaudited)

Revenues                                    --                           --                           --
(Loss) from continuing
  operations                         $    (578,584)
(Loss) per common share
                                     $       (0.04)               $           (0.15)           $            (0.26)


                                       June 30, 2000                June 30, 1999                June 30, 1998

Working capital (deficiency)         $   (262,631)                $     (170,390)              $       (28,983)
Total assets                         $     37,120                 $       72,797               $        12,798
Long-term obligations                $        --                             --                           --

Results of Operations

During the fiscal year ended June 30, 2000, the Company incurred a loss of $578,584. The Company's level of activity was lower in fiscal 2000, with the Company focusing its efforts on regaining the listing of its Common Stock on the OTC Bulletin Board. Accordingly, the Company did very little in the way of exploration work on the Mexicana I property and other outside activities. The loss included the write-off of $30,000 in option payments and $42,065 in exploration costs on the Mexicana I property. See Part I - Item 2. Description of Property. The most significant expenses incurred by the Company were for consulting fees of $226,425, $215,720 of which was paid through the issuance of shares of the Company's Common Stock and the granting of stock options. General and administrative expenses were slightly higher in fiscal 2000 ($47,044 as compared to $35,592 in 1999). However, travel and promotion decreased from $136,384 in 1999 to $73,949 in 2000.

The Company's level of activity was substantially higher during the fiscal year ended June 30, 1999, as compared to the previous period. Expenses were $1,202,151 for 1999 as compared to $509,208 for 1998. The most significant increases were in the areas of exploration of mineral properties ($245,210) due to the drill program undertaken on the La Lajita property, professional fees ($152,065) primarily due to the legal and accounting expenses incurred with the acquisition of Rob Roy, and travel and promotion ($136,384) due to travel to Mexico and financial public relations work. Additionally, the Company wrote-off $576,050 in 1999 upon its decision to abandon the La Lajita property. After completing the exploration program on the La Lajita property, the Company decided to terminate its option. The Company made option payments of $534,214, issued 350,000 shares valued at $17,500, and incurred exploration expenditures in excess of $300,000 prior to terminating its option in September 1999.

From June to July, 1999, a 943.9-meter diamond drilling program was carried out on the La Lajita property in the area recommended by the Company's consulting geologists as having the highest possibility of containing an open pittable precious metals resource. The results obtained by the Company in September 1999 revealed that the drilling did not outline sufficient mineralization (material containing minerals of value) at high enough grades to continue exploration of the property. While underground mining targets with good potential remain on the property, they do not fit the Company's corporate objectives.

Due to the lack of any revenues, and the cumulative losses of $2,289,943 incurred through June 30, 2000, there is a substantial doubt about the Company's ability to continue as a going concern, as noted in the report of the independent auditors on the Company's financial statements. The Company requires additional financing to continue operations. If it is unable to obtain such financing, it may be unable to continue operations.

LIQUIDITY AND FINANCIAL CONDITION

Since inception, the Company's capital resources have been limited. The Company has had to rely upon the sale of equity securities for cash required to fund the administration of the Company. From its inception through June 30, 2000, the Company has raised $1,055,230, net of share issuance costs from the sale of its Common Stock. In addition, 850,000 shares have been issued for mineral property options and 1,932,200 shares have been issued for services. Since the Company does not expect to generate any revenues in the near future, it will have to continue to rely upon sales of equity and debt securities to raise capital, as well as loans from shareholders. It follows that there can be no assurance that financing, whether debt or equity, will always be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms satisfactory to the Company.

Pursuant to an interim financing agreement dated January 24, 2000, the Company borrowed $75,000 from an unrelated party. The interim financing bears interest at 8%, is due in full by October 30, 2000, and is guaranteed by R. Bruce Manery and Roger Watts, officers and directors of the Company. In addition, during the fiscal year ended June 30, 2000, the Company borrowed $60,350 from various shareholders. These advances do not bear interest, have no fixed terms of repayment, and are not evidenced by any written agreements. The Company will need to obtain additional funds through loans of this sort or the sale of its equity securities to maintain its operations.

At June 30, 1999, the Company had a working capital deficiency of $170,390, as compared to $28,983 at June 30, 1998. The increase in the working capital deficiency can be attributed to the cash outlays for payments on mineral properties and mineral property exploration made during the fiscal year ended June 30, 1999. In June 2000, the Company terminated its option agreement and no longer has any interest in any mineral properties.

At June 30, 2000, the Company had a working capital deficiency of $262,631. The increase was due primarily to the loss incurred during the year then ended.

PLAN OF OPERATION

Of the $291,577 in current liabilities at June 30, 2000, $124,129 was for trade and other obligations, and $75,000 had a October 30, 2000 repayment date. The remaining amount of $92,448 does not have a fixed date for repayment.

As of June 30, 2000, the Company had approximately $20,000 cash on hand. The Company is able to maintain an office, but is not able to service any existing debt. The Company does not intend to hire any more full-time employees over the next 12 months. The Company does not intend to make any purchases of plant or equipment over the next 12 months.


ITEM 7.  FINANCIAL STATEMENTS.

The audited financial statements of the Company for the fiscal years ended June 30, 2000 and 1999, with comparative figures to June 30, 1998 are attached hereto as pages F-1 to F-14. Effective March 10, 1999, the Company completed the acquisition of 100% of the outstanding common shares of Rob Roy. As the Rob Roy shareholders obtained effective control of the Company through the exchange of their shares of Rob Roy for shares of the Company, the acquisition has been accounted for in these consolidated financial statements as a reverse acquisition. Consequently, the consolidated statements of loss and deficit and changes in cash flows reflect the results from operations and changes in financial position of Rob Roy, the legal subsidiary, since inception combined with those of the Company, the legal parent, from the date of acquisition on March 10, 1999, in accordance with generally accepted accounting principles for reverse acquisitions. In addition, the comparative figures are those of Rob Roy, the legal subsidiary.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age, and position of each officer and director of the Company. No director of the Company has been a director or officer of a company registered under the 1934 Act. Further, no directors or officers, promoters or control persons of the Company have in the past five years been involved in any bankruptcy, criminal proceedings or securities infractions.


NAME                              AGE       POSITION

David St. Clair Dunn              47        President, Director

Robert Bruce Manery               52        Vice-President Corporate Development, Secretary, Director

Roger Watts                       54        Chairman of the Board, Director


All directors of the Company have served since April 7, 1999. The officers and directors were elected on December 3, 1999, and will serve for one year or until their respective successors are elected and qualified.

DAVID ST. CLAIR DUNN - PRESIDENT, DIRECTOR

Self-Employed consulting geologist. Vice President of Exploration and director from April 1998 to April 1999 of ESM Resources Ltd., Vancouver, British Columbia, a company engaged in mineral exploration. Director of Hyperion
Resources Corp. from September 1997 to December, 1998, Vancouver, British Columbia, a mineral exploration company. Vice President Exploration of Consolidated Silver Tusk Mines Ltd., Vancouver, British Columbia, from May 1997 to December 1997. From November 1993 to November 1996 was the vice president and a director of Pioneer Metals Corp., Vancouver, British Columbia. From May 1990 to May 1993 was a consulting geologist to various public companies. Mr. Dunn is a registered professional geoscientist with the British Columbia Association of Professional Engineers and Geoscientists. He graduated from the University of British Columbia in Vancouver, with a Bachelor of Science degree in geology.

ROBERT BRUCE MANERY - VICE-PRESIDENT CORPORATE DEVELOPMENT, SECRETARY, DIRECTOR

Since April 1975 has been the President of RB Graphics Canada Inc., Kelowna, British Columbia, an advertising and marketing company involved in the marketing of international trade shows. Also President of One of a Kind Incorporated, a company involved in the marketing of syndicated radio shows in North America (the Champ) and the marketing of international art and wine exposes from May 1991 to present. Mr. Manery does not have any previous mining experience.

ROGER WATTS - CHAIRMAN OF THE BOARD OF DIRECTORS

Barrister and Solicitor. Senior partner with the law firm of Salloum, Doak, Kelowna, British Columbia, since 1990.

No other directorships are held by each director in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or any company registered as an investment company, under the Investment Company Act of 1940.

Messrs. Dunn, Manery and Watts may be deemed to be "promoters" and "control persons" of the Company, as that term in defined in the Securities Act of 1933. There are no other control persons.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During the fiscal year ended June 30, 2000, Messrs. Dunn, Manery and Watts were required to file a Form 3 by January 3, 2000, the date on which the Company's registration statement on Form 10-SB became effective. The Forms 3 for Messrs. Manery and Watts were filed on January 7, 2000. The Form 3 for Mr. Dunn was filed on February 8, 2000. There were no other known failures to file a report required by Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information for all persons who have served as the chief executive officer of the Company since its inception in June 1997:

                           SUMMARY COMPENSATION TABLE

                                                                     Long Term Compensation
                                                             --------------------------- -----------
                                  Annual Compensation                  Awards             Payouts
                            --------- -------- ------------- ------------ -------------- -----------
                                                  Other
                                                  Annual      Restrict-    Securities
Name and                                       Compensation   ed Stock     Underlying    LTIP          All Other
Principal                   Salary     Bonus       ($)        Award(s)      Options/     Payouts      Compensation
Position            Year      ($)       ($)                      ($)        SARs (#)        ($)           ($)
------------------ -------- --------- -------- ------------- ------------ -------------- ----------- ---------------
David St. Clair     2000      -0-       -0-        -0-           -0-           -0-          -0-          $4,715
Clair Dunn,         1999      -0-       -0-        -0-           -0-           -0-          -0-         $18,333
President            (1)<F1>

David Parsons,      1999      -0-       -0-        -0-           -0-           -0-          -0-           -0-
President            (2)<F2>

Ryan                1999      -0-       -0-        -0-           -0-           -0-          -0-           -0-
Barnard,            1998      -0-       -0-        -0-           -0-           -0-          -0-           -0-
President            (3)<F3>

Nolan Moss,         1998      -0-       -0-        -0-           -0-           -0-          -0-           -0-
President            (4)<F4>

(1)<F1>  Mr. Dunn has been the President since April 7, 1999.  The amount paid was for geological work.
(2)<F2>  Mr. Parsons was the President from December 18, 1998 to April 7, 1999.
(3)<F3>  Mr. Barnard was the President from April 3, 1998 to December 18, 1998.
(4)<F4>  Mr. Moss was the President from June 17, 1997 to April 3, 1998.

OPTIONS GRANTED DURING THE MOST RECENTLY COMPLETED FISCAL YEAR

During the fiscal year ended June 30, 1999, the Board of Directors of the Company adopted a stock option plan, whereby directors, officers and employees of the Company were granted the right to subscribe for up to 10% of the issued and outstanding shares of the Company at prices to be fixed at the time of grant. No options were granted under this plan during the fiscal year ended June 30, 1999. On September 23, 1999, the Company granted stock options to purchase 1,450,000 shares of Common Stock exercisable at a price of $0.10 per share for 5 years. On September 22, 1999, the average of the bid prices was $0.115. Pursuant to the terms of the plan, the option price for non-qualified options is to be no less than 85% of fair market value as of date of grant. Accordingly, the options were granted with an option price of $0.10 per share. On May 31, 2000, the Company granted stock options to purchase 250,000 shares of Common Stock exercisable at $0.10 per share for 5 years. The closing bid price at the date of grant was $0.10 per share. The following officers and directors were granted non-qualified stock options:


     Optionee                                   Number of Options Granted

     Roger Watts                                         150,000
     Bruce Manery                                        150,000
     David St. Clair Dunn                                100,000

The options vest December 23, 1999 and expire September 23, 2004.

                      Option/SAR Grants in Last Fiscal Year

                                 Number of          Percent of total
                                Securities        options/SARs granted
                                Underlying          to employees in
                               Options/SARs           fiscal year          Exercise or base
Name                            granted (#)                                  price ($/Sh)          Expiration date

David St. Clair Dunn              100,000                 25%                    $0.10                09/23/04

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option SAR Values

                                                                               Number of        Value of unexercised
                                                                              unexercised       in-the-money options/
                                                                            options/SARs at      SARs at FY-end ($)
                                                                              FY-end (#)            exercisable/
                            Shares acquired on                               exercisable/           unexercisable
Name                           exercise (#)        Value realized ($)        unexercisable

David St. Clair Dunn                -0-                   -0-                  100,000/0                 0/0


PLANS AND OTHER COMPENSATION

The Company paid management fees of $57,104 and $55,618 to Bruce Manery and Roger Watts during the years ended June 30, 2000 and 1999, respectively.

No "Long Term Incentive Plan" has been instituted by the Company and none are proposed at this time. Accordingly, there is no LTIP Awards Table set out in
this  registration  statement.   The  Company  does  not  have  a  "Compensation
Committee".

No pension plans or retirement benefit plans have been instituted by the Company and none are proposed at this time.

PROPOSED COMPENSATION

Bruce Manery and Roger Watts are each paid Cdn.$3,500 per month as management fees.

In addition to the foregoing, officers and directors are also entitled to the reimbursement of all reasonable business expenses.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of June 30, 2000, the outstanding Common Stock of the Company owned or of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and shareholdings of each Officer and Director and all Officers and Directors as a group.

                                                                                             PERCENTAGE OF
                       NAME                                 SHARES OWNED                 COMMON STOCK OWNED(1)
DAVID ST. CLAIR DUNN(2)<F2> (3)<F3>                           100,000                            0.56%
1154 Marine Drive
Gibsons, British Columbia
Canada V0N 1V1

ROBERT BRUCE MANERY (3)<F3> (4)<F4>                           195,200                            1.09%
2420 Pandosy Street
Kelowna, British Columbia
Canada V1Y 1T8

ROGER WATTS (2)<F2> (4)<F4>                                   195,200                            1.09%
200 - 537 Leon Avenue
Kelowna, British Columbia
Canada V1Y 2A9

67849 CAPITAL LTD.                                          1,182,200                            6.70%
Box 209, Chancery Court
Leeward Highway
Turks and Caicos
West Indies

Twilight Enterprises JLK Ltd.                                 885,322                            5.02%
Box 209, Chancery Court
Leeward Highway
Turks and Caicos
West Indies


ALL OFFICERS & DIRECTORS                                      490,400                            2.72%
AS A GROUP(5)<F5>

-----------

(1)<F1> This table is based on 17,653,072 shares of Common Stock outstanding on June 30, 2000. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from June 30, 2000, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(2)<F2> These individuals are the officers and directors of the Company and may be deemed to be "parents" of the Company as that term is defined in the rules and regulations promulgated under the federal securities laws.

(3)<F3> Includes options to purchase 100,000 shares of Common Stock. See Part III - Item 10. Executive Compensation.

(4)<F4> Includes options to purchase 150,000 shares of Common Stock. See Part III - Item 10. Executive Compensation.

(5)<F5> Includes options to purchase 400,000 shares of Common Stock. See Part III - Item 10. Executive Compensation.

CHANGES IN CONTROL

We are not aware of any arrangements that may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended June 30, 2000, the Company paid or accrued management fees of $57,104 to officers and directors of the Company. At June 30, 2000, $84,417 payable to the directors is included in accounts payable.

On January 24, 2000, the Company borrowed $75,000 from a non-affiliated third party with interest at 8% per annum. The loan is due in full by October 30, 2000 and has been guaranteed by Robert Bruce Manery and Roger Watts, officers and directors of the Company. The lender received 150,000 shares of Common Stock from a shareholder of the Company (who owns less than 5% of the shares of the Company) as consideration for making the loan to the Company.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


       Regulation
       S-B Number                  Document
          2.1             Offer to Purchase (1)<F1>

          3.1             Articles of Incorporation (1)<F1>

          3.2             Bylaws (1)<F1>

          10.1            Mexicana I Agreement dated as of February 12, 1998 (1)<F1>

          10.2            La Lajita Agreement dated as of February 12, 1998 (1)<F1>

          10.3            1999 Stock Option Plan (1)<F1>

          10.4            Agreement with Transmeridian Exploration Inc., as amended (1)<F1>

          10.5            Letter of Intent with OREX Gold Mines Corporation (1)<F1>

          10.6            Mexicana I Agreement dated as of November 12, 1999 (1)<F1>

          10.7            Interim Financing Agreement (1)<F1>

           21             Subsidiaries of the Registrant (1)<F1>

           27             Financial Data Schedule
---------------

(1)<F1>  Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB.

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GOLDEN RIVER RESOURCES INC.

Date:  October 11, 2000                      By:/S/ DAVID ST. CLAIR DUNN
                                                --------------------------------
                                                David St. Clair Dunn, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Signature                                       Title                               Date




/S/ DAVID ST. CLAIR DUNN                         President and director
---------------------------------------------    (Principal Executive Officer)                        October 11, 2000
David St. Clair Dunn




/S/ ROBERT BRUCE MANERY
---------------------------------------------   Vice President Corporate Development                  October 11, 2000
Robert Bruce Manery                             Secretary and director (Principal
                                                Accounting Officer)



/S/ ROGER D. WATTS
---------------------------------------------    Chairman of the Board of Directors                   October 11, 2000
Roger D. Watts                                  (Principal Financial Officer)


                      Consolidated Financial Statements of

                      Golden River Resources Inc.

                      and subsidiaries

                      (A Development Stage Enterprise)

                      Year ended June 30, 2000

Auditors' Report to the stockholders

We have audited the accompanying consolidated balance sheets of Golden River Resources Inc. and subsidiaries (a development stage enterprise) as at June 30, 2000 and 1999, and the related consolidated statements of loss, stockholders' deficiency and comprehensive income and cash flows for the years then ended and the period from June 13, 1997 (inception) to June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company and subsidiaries as at June 30, 2000 and 1999 and the results of their operations and their cash flows for the years then ended and the period from June 13, 1997 (inception) to June 30, 2000, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company, to date, has generated no revenues and has cumulative losses since inception of $2,289,943. These factors, among others, as discussed in Note 2 a), raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ KPMG LLP

Kelowna, Canada

August 18, 2000

Golden River Resources Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheet

June 30, 2000, and 1999

$ United States


                                                                                2000               1999
                                                                            ------------       ------------
ASSETS

Current assets
     Cash                                                                   $    19,865        $    57,149
     Prepaid expenses                                                             9,081              6,220
                                                                            ------------       ------------
                                                                                 28,946             63,369

Capital assets (note 4)                                                           8,174              9,428
                                                                            ------------       ------------
                                                                            $    37,120        $    72,797
                                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
     Accounts payable and accrued liabilities                               $   124,129        $   146,569
     Due to shareholders (note 5)                                                21,468             12,190
     Shares to be issued for services (note 8(d))                                10,630             75,000
     Debt (note 6 )                                                              60,350                -
     Interim financing payable (note 7)                                          75,000                -
                                                                            ------------       ------------
                                                                                291,577            233,759

Subscription for shares (note 8(e))                                              25,000                -

Stockholders' Deficiency
     Capital stock (note 8)                                                      17,653          1,537,475
     Additional paid in capital                                               1,979,911                -
     Deficit accumulated during the development stage                        (2,289,943)        (1,711,359)
     Accumulated other comprehensive income
          Cumulative translation adjustment                                      12,922             12,922
                                                                            ------------       ------------
                                                                               (279,457)          (160,962)
Commitment (note 9)
Subsequent events (note 11)
                                                                            ------------       ------------
                                                                            $    37,120        $    72,797
                                                                            ============       ============

See accompanying notes to consolidated financial statements.

On behalf of the Board:

    "Roger D. Watts"                                                Director
---------------------------------------


    "R. Bruce Manery"                                               Director
---------------------------------------

Golden River Resources Inc.
(A Development Stage Enterprise)
Consolidated Statements of Loss

Years ended June 30, 2000 and 1999

$ United States


                                                       From Inception
                                                      (June 13, 1997)
                                                      to June 30, 2000         2000                 1999
                                                      ----------------     ------------         ------------
Expenses
     Amortization                                      $     3,574          $     2,342          $     1,232
     Consulting fees                                       229,246              226,425                 -
     Exploration of mineral properties                     358,038               42,065              245,210
     Foreign exchange                                      (10,588)             (10,588)                 -
     General and administrative                            109,437               47,044               35,592
     Interest on long term debt                              6,667                6,667                  -
     Option payments to acquire mineral properties         860,489               30,000              576,050
     Professional fees                                     287,947              103,576              152,065
     Management fees                                       182,412               57,104               55,618
     Travel and promotion                                  262,721               73,949              136,384
                                                       ------------         ------------         ------------
Loss                                                   $ 2,289,943          $   578,584          $ 1,202,151
                                                       ============         ============         ============

Weighted average number of shares                        8,597,173           16,284,097            8,032,055

Loss per share                                         $     (0.27)         $     (0.04)         $     (0.15)
                                                       ============         ============         ============






See accompanying notes to consolidated financial statements.

Golden River Resources Inc.
(A Development Stage Enterprise)
Consolidated Statement of Stockholders' Deficiency and Comprehensive Income

Years ended June 30, 2000 and 1999

$ United States

                                                                                          Deficit         Accumulated
                                            Capital Stock                           Accumulated during       Other
                                      --------------------------      Additional      the Development    Comprehensive
                                         Shares         Amount     Paid in Capital          Stage           Income         Total
                                      ------------   ------------  ---------------  ------------------   -------------  ------------
Issued for cash at Cdn $0.01
   (US $0.007) per share                  750,000    $     5,115     $       -         $       -         $       -      $     5,115
Issued for cash at Cdn $0.25
   (US $0.17) per share                 2,687,634        458,265             -                 -                 -          458,265
                                      ------------   ------------    ------------      ------------      ------------   ------------
                                        3,437,634        463,380             -                 -                 -          463,380
Comprehensive income:
   Loss                                       -              -               -            (509,208)              -         (509,208)
   Foreign currency
   translation adjustment                     -              -               -                 -              16,845         16,845
                                      ------------   ------------    ------------      ------------      ------------   ------------
Comprehensive income (loss)                   -              -               -            (509,208)           16,845       (492,363)
                                      ------------   ------------    ------------      ------------      ------------   ------------
Rob Roy balance, June 30,
   1998 (Unaudited)                     3,437,634        463,380             -            (509,208)           16,845        (28,983)
Issued for cash at Cdn $0.25
   (US $0.17) per share                 3,017,238        515,591             -                 -                 -          515,591
Share issue costs                             -         (161,740)            -                 -                 -         (161,740)
Adjustment to record
   business combination
   with Golden River                    8,368,000        720,244             -                 -                 -          720,244
                                      ------------   ------------    ------------      ------------      ------------   ------------
                                       14,822,872      1,537,475             -            (509,208)           16,845      1,045,112
Comprehensive income:
  Loss                                        -              -               -          (1,202,151)              -       (1,202,151)
  Foreign currency
     translation adjustment                   -              -               -                 -              (3,923)        (3,923)
                                      ------------   ------------    ------------      ------------      ------------   ------------
Comprehensive loss                            -              -               -          (1,202,151)           (3,923)    (1,206,074)
                                      ------------   ------------    ------------      ------------      ------------   ------------

Balance June 30, 1999                   14,822,872     1,537,475             -          (1,711,359)           12,922       (160,962)

Reversal of amount accrued in
   1999 for share issue costs                 -           80,000             -                 -                 -           80,000
Restate capital stock to equal
   par value of shares
   outstanding                                -       (1,602,652)      1,602,652               -                 -              -
Issued for services (note 8)(b))          750,000            750          74,250               -                 -           75,000
Issued for services (note 8(c))         1,182,200          1,182         117,038               -                 -          118,220

Issued for cash at $0.10 per
   share, net of share issue
   costs                                  648,000            648          46,721               -                 -           47,369
Compensation cost of options
   issued to non-employees
   (note 8(f))                                -              -            97,500               -                 -           97,500
Shares issued pursuant to
   Mineral Property agreement
   @ $0.12 per share (note 9)             250,000            250          29,750               -                 -           30,000
Expenses incurred by
   shareholder on behalf of
   the Company (note 7)                       -              -            12,000               -                 -           12,000
                                      ------------   ------------    ------------      ------------      ------------   ------------
                                       17,653,072         17,653       1,979,911        (1,711,359)           12,922        299,127
Comprehensive income:
   Loss                                       -              -               -            (578,584)              -         (578,584)
                                      ------------   ------------    ------------      ------------      ------------   ------------
Balance June 30, 2000                  17,653,072    $    17,653     $ 1,979,911       $(2,289,943)      $    12,922    $  (279,457)
                                      ============   ============    ============      ============      ============   ============

See accompanying notes to consolidated financial statements.

Golden River Resources Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

Years ended June 30, 2000 and 1999

$ United States


                                                       From Inception
                                                      (June 13, 1997)
                                                     to June 30, 2000           2000                 1999
                                                     ----------------       ------------         ------------
Cash flows from operating activities:
Loss                                                   $(2,289,943)         $  (578,584)         $(1,202,151)
Non cash items
  Amortization                                               3,574                2,342                1,232
  Mineral property option payments paid with
    share consideration                                     60,000               30,000               30,000
  Compensation cost of options issued to
     non-employees                                          97,500               97,500                  -
  Amortization of expenses incurred by
    shareholder on behalf of the Company                     6,667                6,667                  -
  Consulting fees paid with share consideration            118,220              118,220                  -
Accounts payable and accrued liabilities                   124,129               57,560               29,789
Other                                                       17,720               11,750                  969
                                                       ------------         ------------         ------------
                                                        (1,862,133)            (254,545)          (1,140,161)
Cash flows from investing activities:
     Purchase of capital assets                            (11,748)              (1,088)             (10,660)

Cash flows from financing activities:
     Issuance of capital stock                           1,030,230               57,999              508,851
     Subscription for shares                                25,000               25,000                  -
     Proceeds of interim financing                          75,000               75,000                  -
     Proceeds of debt                                       60,350               60,350                  -
     Proceeds from realization of net assets acquired
       on the business combination with Golden River       690,244                  -                690,244
                                                       ------------         ------------         ------------
                                                         1,880,824              218,349            1,199,095

Foreign currency translation adjustment                     12,922                  -                 (3,923)
                                                       ------------         ------------         ------------
Increase (decrease) in cash                                 19,865              (37,284)              44,351

Cash, beginning of period                                      -                 57,149               12,798
                                                       ------------         ------------         ------------
Cash, end of period                                    $    19,865          $    19,865          $    57,149
                                                       ============         ============         ============

Supplementary information
  Interest paid                                                -                    -                    -
  Income taxes paid                                            -                    -                    -

Non-cash investing and financing activities
  Common shares issued for services                        193,220              193,220                  -
  Common shares issued pursuant to
     mineral property agreements                            60,000               30,000               30,000
  Common shares to be issued for share issue costs          10,630               10,630                  -
  Compensation cost of options issued to non-employees      97,500               97,500                  -
  Expenses incurred by shareholder on behalf
     of the Company                                         12,000               12,000                  -
  Reversal of amount accrued in 1999 for share
     issue costs                                            80,000               80,000                  -

See accompanying notes to consolidated financial statements.

Golden River Resources Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (page 1)

Years ended June 30, 2000 and 1999

$ United States

--------------------------------------------------------------------------------


1.   NATURE OF OPERATIONS:

     Golden River Resources Inc. ("Golden River" or the "Company") was incorporated on June 17, 1997 under the laws of Nevada and its principal business activity was mineral property exploration and development. During 2000, the Company abandoned its remaining mineral property (note 9) and ceased active operations. Prior to the Company's business combination with Rob Roy Resources Inc. ("Rob Roy")(note 3), the Company was a shell corporation with no operations since inception. Rob Roy was incorporated on June 13, 1997 under the laws of British Columbia, Canada.

2.   SIGNIFICANT ACCOUNTING POLICIES:

     a)  Going concern

         These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, to date, the Company has generated no revenues and has cumulative losses since inception of $2,289,943. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its shareholders and other investors. Subsequent to June 30, 2000, the Company has entered into an agreement to acquire Columbus Networks Corporation (note 11(b)). If completed as proposed, management intends that the Company's future active operations will be based on Columbus' business. Management intends to pursue financings to fund future operations, although no firm financing sources have been identified. If management is unable to generate sufficient cash to fund future operating activities it may be required to reduce operations.

     b)  Basis of presentation and consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Effective March 10, 1999, the Company completed the acquisition of 100% of the outstanding common shares of Rob Roy. As the Rob Roy shareholders obtained effective control of the Company through the exchange of their shares of Rob Roy for shares of the Company, the acquisition of Rob Roy was accounted for in these consolidated financial statements as a reverse acquisition. Consequently, the 1999 consolidated statements of loss, stockholders' deficiency and comprehensive income and cash flows reflect the results from operations and cash flows of Rob Roy, the legal subsidiary combined with those of Golden River, the legal parent, from acquisition on March 10, 1999, in accordance with generally accepted accounting principles for reverse acquisitions.

Golden River Resources Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (page 2)

Years ended June 30, 2000 and 1999

$ United States

--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     c)  Translation of Financial Statements

         The functional currency of the Company and its subsidiary, Rob Roy Resources Ltd., is the United States dollar. The Company's subsidiary operates in Canada and its operations are conducted in Canadian currency. The method of translation into United States dollars applied is as follows:

         i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.4839.

         ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the date the transaction occurred.

         iii) Expenses are translated at the rate of exchange in effect at the transaction date.

         iv) The net adjustment arising from the translation is included in the consolidated statement of loss. During the year ended June 30, 1999, the functional currency of Rob Roy was the Canadian dollar. Accordingly, the net adjustment arising from the translation was recorded as a separate component of stockholders' deficiency called "Cumulative translation adjustment" which is included in "Accumulated other comprehensive income".

     d)  Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     e)  Financial instruments

         The fair values of cash and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of these instruments. It is not possible to determine the fair value of amounts due to shareholders and debt as maturity dates are not determinable and there is no active market for indebtedness of this nature. The fair value of the interim financing payable approximates its carrying amount due to the fixed interest rate of the financing closely approximating floating rates at the financial statement date. The maximum credit risk exposure for all financial assets is the carrying amount of that asset.

Golden River Resources Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (page 3)

Years ended June 30, 2000 and 1999

$ United States

--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     f)  Capital assets

         Capital assets are stated at cost. Amortization is provided using the following methods and annual rates which are intended to amortize the cost of assets over their estimated useful life:

         Asset                                                     Method                 Rate
         Furniture and equipment                        Declining balance                 20%
         Computer equipment                             Declining balance                 30%

     g)  Mineral properties

         All costs associated with acquiring and exploring mineral properties are expensed as incurred until such time as economic proven reserves can be established.

     h)  Loss per share

         Loss per share has been calculated using the weighted average number of common shares outstanding during the period. The effect of the stock options (note 8(g)), have not been included in the computation because to do so would be anti-dilutive.

     i)  Accounting standards change

         In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of this statement is not expected to impact the Company's results of operations or financial position.

     j)  Stock  option plan

         During 1999, the Company adopted a stock option plan whereby directors, officers, consultants and employees of the Company were granted the right to subscribe for up to 10% of the issued and outstanding shares of the Company. Options issued pursuant to the plan have a vesting period of three months, expire five years from the date of issue and have exercise prices equal to or greater than the fair market value of the Company's common stock at the date of grant.

         The Company applies APB Opinion No. 25 in accounting for stock options granted to employees whereby compensation cost is recorded only to the extent that the market price exceeds the exercise price at the date of grant and, accordingly, no compensation cost will be recognized for its employee stock options in the financial statements. Options granted to non-employees are accounted for at their fair value at the date of grant.

Golden River Resources Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (page 4)

Years ended June 30, 2000 and 1999

$ United States

--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     k)  Income taxes

         The Company accounts for income taxes by the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Although the Company has consolidated loss carryforwards of approximately $2,200,000 available, no amount has been reflected on the balance sheet for deferred income taxes as any deferred income tax asset has been fully offset by a valuation allowance.

3.   Business combination:

     Effective March 10, 1999, Golden River and Rob Roy executed their business combination agreement. Golden River issued 6,454,872 common shares to the shareholders of Rob Roy in consideration for all of the issued and outstanding common shares of Rob Roy on the basis of one common share of Golden River for each common share of Rob Roy. As the former shareholders of Rob Roy obtained effective control of the Company through the share exchange, this transaction was accounted for in these financial statements as a reverse acquisition and the purchase method of accounting was applied. Under reverse acquisition accounting, Rob Roy is considered to have acquired Golden River with the results of Golden River's operations included in the consolidated financial statements from the date of acquisition.

     Rob Roy is considered the continuing entity and consequently, the amounts prior to March 10, 1999 are those of Rob Roy. Prior to the business combination with Rob Roy, Golden River was deemed a shell corporation with no operations since inception on June 17, 1997. Equity financing was raised prior to March 10, 1999 in anticipation of the business combination. Accordingly, the acquisition has been recorded at the fair value of the tangible net assets of Golden River at the date of acquisition. The acquisition details are as follows:

     Net assets acquired

       Cash                                                  $  34,761
       Share subscriptions receivable                          514,500
       Due from related party                                  267,174
       Current liabilities                                     (96,191)
                                                             ----------
       Consideration given for net assets acquired             720,244
       Common shares issued                                  $ 720,244
                                                             ==========

                                      F-10

Golden River Resources Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (page 5)

Years ended June 30, 2000 and 1999

$ United States

--------------------------------------------------------------------------------

3.   Business combination (continued):

     Proforma results for periods prior to the acquisition have not been provided as such results would not be significantly different from those reported.

     The amount due from related party was receivable from Rob Roy Resources Ltd. and has been eliminated upon consolidation of the Company and Rob Roy.

     The share subscriptions receivable were collected subsequent to the business combination on March 10, 1999.

4.   CAPITAL ASSETS:

     2000                                                                    Accumulated      Net book  Value
                                                                  Cost      amortization                 2000

     Furniture and equipment                                  $  7,717           $ 1,955              $ 5,762
     Computer equipment                                          4,031             1,619                2,412
                                                              --------           -------              -------
                                                              $ 11,748           $ 3,574              $ 8,174
                                                              ========           =======              =======

     1999                                                                    Accumulated      Net book  Value
                                                                  Cost      amortization                 1999

     Furniture and equipment                                     6,629               628                6,001
     Computer equipment                                          4,031               604                3,427
                                                              --------           -------              -------
                                                                10,660             1,232                9,428
                                                              ========           =======              =======

5.   DUE TO SHAREHOLDERS:

     The amount due to shareholders is unsecured and without interest or stated terms of repayment.

6.    DEBT

     The debt represents advances made to the Company by shareholders who, individually, own less than 5% of the outstanding shares of the Company. The advances do not bear interest, have no fixed terms of repayment and are not pursuant to a written agreement.

7.   INTERIM FINANCING PAYABLE

     On January 24, 2000, the Company signed an interim financing agreement with an unrelated party for $75,000. The financing is due in full by October 30, 2000, bears interest at 8% and is guaranteed by two Directors of the Company. In conjunction with signing the agreement, the lender received 150,000 common shares of the Company from a shareholder who owns less than 5% of the Company. The market value of shares at the time of the transfer, aggregating $12,000, was recorded as prepaid interest and a capital contribution in the accounts of the Company. This amount is amortized on a straight line basis over the estimated nine month term of the interim financing.

Golden River Resources Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (page 6)

Years ended June 30, 2000 and 1999

$ United States

--------------------------------------------------------------------------------

8.   CAPITAL STOCK:

     a)  Authorized:
              50,000,000 common shares with a par value of $0.001 per share 1,000,000 preferred shares with a par value of $0.01 per share

     b) During 1999, the Company received services for which it agreed to issue 750,000 common shares at their market value of $0.10 per share. The shares were issued during 2000.

     c) During 2000, the Company received services for which it issued 1,182,200 common shares at their market value of $0.10 per share.

     d) During 2000, the Company received services for which it agreed to issue 88,587 common shares at their market value of $0.12 per share.

     e) During 2000, the Company received $25,000 for subscriptions for 200,000 common shares of the Company.

     f) During 2000, the Company issued 1,700,000 common share stock options. These stock options have an exercise price of $0.10 per share and expire on September 23, 2004. All options have vested as at June 30, 2000.

         Of the options, 1,300,000 were granted to non-employees. The fair value of $97,500 of these options has been determined using the Black Scholes Method using the expected life to be the life of the options, volatility factor of 95%, risk free rate of 5.5% and no assumed dividend rate and has been included in the determination of the loss for the year.

         Had the Company determined compensation cost based on the fair value of the 400,000 options issued to employees at the grant date under SFAS No. 123, the Company's loss would have been increased to the pro forma amounts indicated below:

                                                                  2000             1999

         Loss                As reported                     $ 582,505      $ 1,202,151
                             Pro forma                         612,505        1,202,151

         The above pro forma amount has been determined using the Black Scholes Method using the expected life to be the life of the options, volatility factor of 95%, risk free rate of 5.5% and no assumed dividend rate.

Golden River Resources Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (page 7)

Years ended June 30, 2000 and 1999

$ United States

--------------------------------------------------------------------------------


9.   COMMITMENT:

     La Mexicana:

     Pursuant to an option agreement with an effective date of July 1, 1997, as evidenced in writing on February 12, 1998, the Company acquired an option to earn a 70% interest in mineral claims located in the Municipality of Pueblo Nuevo, State of Durango, Mexico. The agreement requires the following:

         o    an initial payment of $50,000;

         o $50,000 semi-annually commencing January 1, 1998 until February 12, 2001, or until a positive bankable feasibility study is completed, whichever is the earliest to occur;

         o the issuance of 250,000 common shares at an agreed price of $0.05 per share on the effective date that the Company became listed on a recognized quotation system (being March 10, 1999); and

         o the issuance of a further 250,000 shares at an agreed price of $0.05 per share on each of September 10, 1999, March 10, 2000 and September 20, 2000.

     In addition, under the terms of the agreement, the Company must make exploration expenditures on the claims in the amount of $300,000 by June 30, 1998, $500,000 by June 30, 1999 and $700,000 by June 30, 2000. The
     Company is also responsible for the payment of any value added taxes on the property.

     As at June 30, 2000, the Company has made option payments in the aggregate amount of $307,500, but has only made nominal exploration expenditures of the nature outlined in the agreement. However, effective November 12, 1999 the Company signed an amended agreement which revised the terms of the original agreement as follows:

     o the Company must make exploration expenditures on the claims in the amount of $300,000 by June 12, 2000 and $1,200,000 by February 12,
         2001; and

     o the Company must issue 750,000 common shares prior to March 10, 2002 with a minimum of 250,000 shares issued by February 12, 2000. During 2000, the Company issued the initial 250,000 shares required under the revised terms of the original agreement at $0.12 per share, being the market value of the stock at the date of issue.

     During 2000, the Company elected to terminate the agreement and is no longer committed to expend the above exploration amounts or issue further common shares.

Golden River Resources Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (page 8)

Years ended June 30, 2000 and 1999

$ United States

--------------------------------------------------------------------------------


10.  RELATED PARTY TRANSACTIONS:

     During the year, the Company paid or accrued management fees of $57,104 (1999 - $55,618) to Directors of the Company. The Company also paid consulting fees of $4,715 (1999 - $nil) to the President of the Company. Included in accounts payable is $84,417 (1999 - $21,276) payable to three of the Directors of the Company.

11.  SUBSEQUENT EVENTS:

     a)  The shares referred to in note 8 (d) were issued.

     b) On August 15, 2000, the Company signed a letter of intent with Columbus Networks Corporation ("Columbus") a Canadian private corporation. Columbus' major activity is the development of electronic recruitment websites including the Education Canada Network. The letter states the Company will issue, subsequent to a share consolidation, approximately 11,200,000 common shares for all of the outstanding common shares of Columbus such that after the transaction the former Columbus shareholders will own approximately 70% of the outstanding common stock of the Company. The proposed transaction would be accounted for as a reverse acquisition with Columbus identified as the acquirer. After the proposed transaction, the Company's name will be changed to Columbus
         Networks Corporation. Implementation of the share exchange is subject to completion of due diligence, shareholder and regulatory approval and completion of definitive agreements. The Company anticipates completing its due diligence by October 15, 2000.

     c) Subsequent to June 30, 2000, the Company received a subscription for 750,000 common shares for cash proceeds of $75,000.

12. COMPARATIVE FIGURES:

     Certain of the comparative figures have been restated to conform with the presentation adopted in the current year.