Form 10QSB
period 2000-09-30
GOLDEN RIVER RESOURCES INC
filed 2000-11-14
CIK 1062276

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2000

[ ]              TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
   For the transition period from _____________________ to __________________

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

            17,845,099 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                               SEPTEMBER 30, 2000

    Transitional Small Business Disclosure Format (check one); Yes    No X

                      Consolidated Financial Statements of

                      GOLDEN RIVER RESOURCES INC.

                      and Subsidiaries

                      (A Development Stage Enterprise)

                      Period ended September 30, 2000

GOLDEN RIVER RESOURCES INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

September 30, 2000 and June 30, 2000

$ United States

                                                         September 30,         June 30,
                                                                  2000             2000
                                                 (Unaudited - prepared
                                                        by management)
                                                          ------------     ------------
Assets
Current assets

  Cash                                                    $     9,532      $    19,865
  Prepaid expenses                                              4,474            9,081
                                                          ------------     ------------
                                                                                14,006
                                                               28,946

Fixed assets (note 3)                                           7,705            8,174
                                                          ------------     ------------
                                                          $    21,711      $    37,120
                                                          ============     ============

Liabilities and Stockholders' Deficiency

Current liabilities
  Accounts payable and accrued liabilities                $   137,146      $   124,129
  Due to stockholders' (note 4)                                10,577           21,468
  Debt (note 5)                                                60,350           60,350
  Interim financing payable (note 6)                           75,000           75,000
                                                          ------------     ------------
                                                              283,073          280,947

Subscriptions for shares (note 7(d))                          100,000           25,000

Shares to be issued for services (note 7(b))                      -             10,630

Stockholders' Deficiency
  Capital stock (note 7)                                       17,845           17,653
  Additional paid in capital                                1,983,262        1,979,911
  Deficit accumulated during the development stage         (2,375,391)      (2,289,943)
  Accumulated other comprehensive income
    Cumulative translation adjustment                          12,922           12,922
                                                          ------------     ------------
                                                             (361,362)        (279,457)

                                                          ------------     ------------
                                                          $    21,711      $    37,120
                                                          ============     ============

See accompanying notes to consolidated financial statements.

On behalf of the Board:

    "ROGER D. WATTS"                                      Director
-----------------------------------------


    "R. BRUCE MANERY"                                     Director
---------------------------------------

GOLDEN RIVER RESOURCES INC.
(A Development Stage Enterprise)
Consolidated Statements of Loss

Three month periods ended  September 30, 2000 and 1999
(Unaudited - prepared by Management)

$ United States

                                                        From Inception        Three months        Three months
                                                       (June 13, 1997)               ended               ended
                                                      to September 30,       September, 30       September 30,
                                                                  2000                2000                1999
                                                          ------------        ------------        ------------
Expenses
  Consulting fees                                         $   229,246         $       -           $   196,920
  Depreciation                                                  4,043                 469                 562
  Exploration of mineral properties                           358,038                 -                40,121
  Foreign exchange                                            (20,506)             (9,918)                -
  General and administrative                                  132,360              22,923              17,313
  Interest                                                     10,667               4,000                 -
  Management fees                                             182,412                 -                   -
  Option payments to acquire mineral properties               860,489                 -                   -
  Professional fees                                           326,470              38,523              22,665
  Travel and promotion                                        292,172              29,451              20,394
                                                          ------------        ------------        ------------
Loss                                                      $ 2,375,391         $    85,448         $   297,975
                                                          ============        ============        ============


Weighted average number of shares                                              17,702,444          14,822,872

Loss per share                                                                $     (0.00)        $     (0.02)
                                                                              ============        ============






See accompanying notes to consolidated financial statements.

GOLDEN RIVER RESOURCES INC.
(A Development Stage Enterprise)
Consolidated Statement of Stockholders' Deficiency and Comprehensive Income

Three month period ended September 30, 2000
(Unaudited - prepared by Management)

$ United States

                                                                                              Deficit      Accumulated
                                              CAPITAL STOCK                        Accumulated during            Other
                                          --------------------        Additional      the Development    Comprehensive
                                          Shares        Amount   Paid in Capital                Stage           Income         Total
                                      ----------       -------      ------------         ------------        ---------    ----------
Balance June 30, 2000                 17,653,072       $17,653      $ 1,979,911          $(2,289,943)        $ 12,922     $(279,457)

Issued for services (note 7(b))          142,027           142           16,901                  -                -          17,043

Issued for services (note 7(c))           50,000            50            4,950                  -                -           5,000

Share issue costs                            -             -            (18,500)                 -                -         (18,500)

Loss                                         -             -                -                (85,448)             -         (85,448)
                                      ----------       -------      ------------         ------------        ---------    ----------
Balance, September 30,
  2000                                17,845,099       $17,845      $ 1,983,262          $(2,375,391)        $ 12,922     $(361,632)
                                      ==========       =======      ============         ============        =========    ==========



See accompanying notes to consolidated financial statements.

GOLDEN RIVER RESOURCES INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

Three month periods ended  September 30, 2000 and 1999
(Unaudited - prepared by Management)

$ United States

                                                       From Inception        Three months         Three months
                                                      (June 13, 1997)               ended                ended
                                                     to September 30,       September, 30        September 30,
                                                                 2000                2000                 1999
                                                         ------------           ---------           ----------
Cash flows from operating activities:
  Loss                                                   $(2,375,391)           $(85,448)           $(297,975)
  Non cash items
    Depreciation                                               4,043                 469                  562
    Mineral property option payments paid with
      share consideration                                     60,000                 -                    -
    Compensation cost of options issued to non-employees      97,500                 -                 78,700
    Interest expense paid by shareholder on behalf
      of the Company                                          10,667               4,000                  -
    Consulting fees paid with share consideration            118,220                 -                118,220
    Expenses paid with share consideration                    11,413              11,413                  -
Changes in non-cash working capital:
  Accounts payable and accrued liabilities                   126,255               2,126               (5,641)
  Other                                                       18,327                 607               10,671

                                                          (1,928,966)            (66,833)             (95,463)
Cash flows from financing activities:
  Proceeds of debt                                            60,350                 -                 60,350
  Proceeds of interim financing                               75,000                 -                    -
  Subscriptions for shares                                   100,000              75,000                  -
  Issuance of capital stock                                1,030,230                 -                    -
  Share issue costs                                          (18,500)            (18,500)                 -
  Proceeds from realization of net assets acquired
    on the business combination with Golden River            690,244                 -                    -
                                                         ------------           ---------           ----------
                                                           1,925,576              56,500               60,350
Cash flows from investing activities:
  Purchase of capital assets                                 (11,748)                -                    -

Foreign currency translation adjustment                       12,922                 -                   (947)
                                                         ------------           ---------           ----------
Increase (decrease) in cash                                    9,532             (10,333)             (36,060)

Cash, beginning of period                                        -                19,865               57,149

Cash, end of period                                      $     9,532            $  9,532            $  21,089
                                                         ============           =========           ==========

Supplementary information
  Interest paid                                                  -                   -                    -
  Income taxes paid                                              -                   -                    -

Non-cash financing and investing activities
  Common shares issued for services                          198,220               5,000               75,000
  Common shares issued pursuant to
    mineral property agreements                               60,000                 -                    -
  Common shares issued for share issue costs                  17,043              17,043                  -
  Compensation cost of options issued to non-employees        97,500                 -                    -
  Interest expense paid by shareholder on behalf
    of the Company                                            12,000                 -                    -
  Reversal of amount accrued in 1999 for share
    issue costs                                               80,000                 -                    -
                                                         ============           =========           ==========


See accompanying notes to consolidated financial statements.

GOLDEN RIVER RESOURCES INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (page 1)

Three month period ended September 30, 2000
(Unaudited - prepared by Management)

$ United States

--------------------------------------------------------------------------------


1.   NATURE OF OPERATIONS:

     Golden River Resources Inc. ("Golden River" or the "Company") was incorporated on June 17, 1997 under the laws of Nevada and is currently a shell company which is actively pursuing an operating company (note 9). Prior to June 30, 2000, the Company's principal business activity was mineral property exploration.

2.   SIGNIFICANT ACCOUNTING POLICIES:
     a)   General

          The information included in the accompanying consolidated interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended June 30, 2000. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

     b)   Going  concern

          These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, to date, the Company has generated no revenues and has cumulative losses since inception of $2,375,391. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and receive continued financial support from its shareholders and other investors. The Company has entered into an agreement to acquire Columbus Networks Corporation (Note 9). If completed as proposed, management intends that the Company's future active operations will be based on Columbus' business. Management intends to pursue financings to fund future operations, although no firm financing sources have been identified. If management is unable to generate sufficient cash to fund future operating activities it may be required to reduce operations.

     c)   Basis of  presentation  and consolidation

          The  consolidated  financial  statements  include the  accounts of the
          Company   and   its   wholly-owned   subsidiaries.   All   significant
          intercompany balances and transactions have been eliminated.

GOLDEN RIVER RESOURCES INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (page 2)

Three month period ended September 30, 2000
(Unaudited - prepared by Management)

$ United States

--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     d)   Translation of Financial Statements

          The functional currency of the Company and its subsidiary, Rob Roy Resources Ltd., is the United States dollar. The Company's subsidiary operates in Canada and its operations are conducted in Canadian currency. The method of translation into United States dollars applied is as follows:

          i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.507 (June 30, 2000 - $1.4839).

          ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the date the transaction occurred.

          iii) Expenses are translated at the rate of exchange in effect at the transaction date.


          iv) The net adjustment arising from the translation is included in the consolidated statement of loss.

     e)   Use of estimates

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

     f)  Financial instruments

          The fair values of cash and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of these instruments. It is not possible to determine the fair value of amounts due to stockholders and debt as maturity dates are not determinable and there is no active market for indebtedness of this nature. The fair value of the interim financing payable approximates its carrying amount due to the fixed interest rate of the financing closely approximating floating rates at the financial statement date. The maximum credit risk exposure for all financial assets is the carrying amount of that asset.

GOLDEN RIVER RESOURCES INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (page 3)

Three month period ended September 30, 2000
(Unaudited - prepared by Management)

$ United States

--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     g)   Fixed assets

          Fixed assets are stated at cost. Depreciation is provided using the following method and annual rates which are intended to amortize the cost of assets over their estimated useful life:

          Asset                                       Method                Rate
          Furniture and equipment          Declining balance                 20%
          Computer equipment               Declining balance                 30%



     h)   Loss  per  share

          Loss per share has been calculated using the weighted average number of common shares outstanding during the period. The effect of the stock options (note 7(e)), have not been included in the computation because to do so would be anti-dilutive.

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

Three month period ended September 30, 2000
(Unaudited - prepared by Management)

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

3.   FIXED ASSETS:

     September 30, 2000                                                      Accumulated
                                                                  Cost      depreciation      Net book  Value
     Furniture and equipment                                  $ 7,717          $2,243              $5,474
     Computer equipment                                         4,031           1,800               2,231
                                                              -------          ------              ------
                                                              $11,748          $4,043              $7,705
                                                              =======          ======              ======

     June 30, 2000                                                           Accumulated
                                                                  Cost      depreciation      Net book  Value

     Furniture and equipment                                  $ 7,717         $1,955               $5,762
     Computer equipment                                         4,031          1,619                2,412
                                                              -------         ------               ------
                                                              $11,748         $3,574               $8,174
                                                              =======         ======               ======

4.   DUE TO STOCKHOLDERS:

     The amount due to stockholders is unsecured and without interest or stated terms of repayment.

5.   DEBT:

     The debt represents advances made to the Company by stockholders who, individually, own less than 5% of the outstanding shares of the Company. The advances do not bear interest, have no fixed terms of repayment and are not pursuant to a written agreement.

6.   INTERIM FINANCING PAYABLE:

     On January 24, 2000, the Company signed an interim financing agreement with an unrelated party for $75,000. The financing was paid in full subsequent to September 30, 2000.

GOLDEN RIVER RESOURCES INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (page 5)

Three month period ended September 30, 2000
(Unaudited - prepared by Management)

$ United States

--------------------------------------------------------------------------------

6.   INTERIM FINANCING PAYABLE (CONTINUED):

     In conjunction with signing the agreement, the lender received 150,000 common shares of the Company from a stockholder who owns less than 5% of the Company. The market value of shares at the time of the transfer, aggregating $12,000, was recorded as prepaid interest and a capital contribution in the accounts of the Company. This amount is amortized on a straight line basis over the estimated nine month term of the interim financing.

7.  CAPITAL STOCK:

     a)   Authorized:
              50,000,000  common  shares  with a par value of  $0.001  per share
               1,000,000 preferred shares with a par value of $0.01 per share

     b) During the three months ended September 30, 2000, the Company issued 142,027 common shares for services valued at $17,043 based on the market value of the shares of $0.12 per share. Of these services, a value of $10,630 had been provided at June 30, 2000.

     c) During the three months ended September 30, 2000, the Company received services for which it issued 50,000 common shares valued at their market value of $0.10 per share.

     d) During the three months ended September 30, 2000, the Company received $75,000 for subscriptions for 750,000 common shares of the Company. Prior to June 30, 2000, the Company received $25,000 for subscriptions for 200,000 common shares of the Company. None of these shares were issued as of September 30, 2000.

     e) During the fiscal year ended June 30, 2000, the Company issued 1,700,000 common share stock options. These stock options have an exercise price of $0.10 per share and expire on September 23, 2004. All options had vested as at June 30, 2000.

8.   RELATED PARTY TRANSACTIONS:

     During the period ended September 30, 2000, the Company paid professional fees of $30,000 (1999 - $nil) to the President of the Company.

     Included in accounts payable and accrued liabilities at September 30, 2000 is $24,750 (June 30, 2000 - $84,417) payable to the Directors of the Company.

GOLDEN RIVER RESOURCES INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (page 6)

Three month period ended September 30, 2000
(Unaudited - prepared by Management)

$ United States

--------------------------------------------------------------------------------

9.   SUBSEQUENT EVENT:

     a) On August 15, 2000, the Company signed a letter of intent with Columbus Networks Corporation ("Columbus") a Canadian private corporation. Columbus' major activity is the development of electronic recruitment websites including the Education Canada Network. The letter states the Company will issue, subsequent to a share consolidation, approximately 11,200,000 common shares for all of the outstanding common shares of Columbus such that after the transaction the former Columbus shareholders will own approximately 70% of the outstanding common stock of the Company. The proposed transaction would be accounted for as a reverse acquisition with Columbus identified as the acquirer. After the proposed transaction, the Company's name will be changed to Columbus Networks Corporation. Implementation of the share exchange is subject to completion of due diligence, shareholder and regulatory approval and completion of definitive agreements.

     b) Subsequent to September 30, 2000, the directors approved a private placement pursuant to which the Company is offering for sale up to 5,000,000 units at US $0.10 per unit. Each Unit consists of one share of Common Stock and one Common Stock Purchase Warrant. Each Common Stock Purchase Warrant is exercisable to purchase one share of Common Stock at a price of US $0.10 per share for one year from the date of issuance.

          As at November 13, 2000, 4,375,000 Units have been sold pursuant to this private placement for aggregate proceeds of $437,500. The proceeds of this private placement have been used for debt repayment ($75,000), and legal and accounting fees ($20,000). The remainder is to be loaned to Columbus for its marketing efforts

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On June 30, 2000, the Board of Directors of the Company determined not to continue with the agreement to acquire a mining property. Accordingly, since that date it has not had any active operations.

Effective October 30, 2000, the Company entered into a Share Exchange Agreement with Columbus Networks Corporation ("Columbus"), a private corporation incorporated under the laws of British Columbia. The agreement contemplates that the Company will issue, after a reverse stock split of its outstanding shares, shares of its Common Stock for all of the outstanding common stock of Columbus such that after the transaction, the current shareholders of Columbus will hold 70% of the outstanding shares of the Company's common stock, and the current shareholders and option holders of the Company will retain 30% ownership of the outstanding shares, prior to the issuance of shares for brokerage fees and shares sold in a recent private placement. Completion of the share exchange is subject to shareholder approval. A special meeting of shareholders is to be held December 2, 2000.

The Company is currently engaged in a private placement of its Common Stock and warrants to raise up to $500,000 in gross proceeds. The proceeds of the offering are to be loaned to Columbus.

RESULTS OF OPERATIONS

During the three months ended September 30, 2000, the Company incurred a loss of $85,448 due primarily to expenditures for professional fees ($38,523), general and administrative expenses ($22,923), and travel and promotion ($29,451). The Company has yet to generate any revenues. This compares to a loss of $297,975 for the three months ended September 30, 1999, with the most significant expenditures being $196,920 in consulting fees, $40,121 in exploration costs, $22,665 in professional fees, $20,394 in travel and promotion, and $17,313 in general and administrative expenses.

Due to the lack of any revenues, and the cumulative losses of $2,375,391 incurred through September 30, 2000, there is a substantial doubt about the Company's ability to continue as a going concern, as explained in Note 2.b) of the Notes to the Financial Statements. The Company must generate future profitable operations and receive continued financial support from its shareholders and other investors. Management intends that the Company's future active operations will be based on Columbus' business if the proposed acquisition is completed. If the acquisition is not completed, the Company will have to locate another business opportunity and/or additional funding to sustain its existence.

FINANCIAL CONDITION

Since inception, the Company's capital resources have been limited. The Company has had to rely upon the sale of equity securities for cash required to fund the administration of the Company. From its inception through September 30, 2000, the Company has raised $1,011,730, net of share issuance costs from the sale of its Common Stock. Since the Company does not expect to generate any revenues in the near future, it will have to continue to rely upon sales of equity and debt securities to raise capital. It follows that there can be no assurance that financing, whether debt or equity, will always be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms satisfactory to the Company.

Pursuant to an interim financing agreement dated January 24, 2000, the Company borrowed $75,000 from an unrelated party. The interim financing bears interest at 8%, was due in full by October 30, 2000, and is guaranteed by R. Bruce Manery and Roger Watts, officers and directors of the Company. In October 2000, the Company repaid this loan in full. In addition, during the fiscal year ended June 30, 2000, the Company borrowed $60,350 from various shareholders. These advances do not bear interest, have no fixed terms of repayment, and are not evidenced by any written agreements. The Company will need to obtain additional funds through loans of this sort or the sale of its equity securities to maintain its operations.

At September 30, 2000, the Company had a working capital deficiency of $269,067, as compared to a deficiency of $262,631 at June 30, 2000. The increased deficiency is due primarily to the loss incurred during the three months then ended.

PLAN OF OPERATION

Of the $283,073 in current liabilities at September 30, 2000, $137,146 was for trade and other obligations, and $75,000 had a October 30, 2000 repayment date. The remaining amount of $70,927 does not have a fixed date for repayment.

As of September 30, 2000, the Company had approximately $9,500 cash on hand. The Company is able to maintain an office, but is not able to service any existing debt.

Subsequent to September 30, 2000, the Company sold units of its securities for $0.10 per unit, each unit consisting of one share of Common Stock and one warrant that entitles the holder to purchase one share of Common Stock at $0.10 per share. As of November 13, 2000, 4,375,000 units for total gross proceeds of $437,500 had been sold. The proceeds of this private placement have been used for debt repayment ($75,000), and legal and accounting fees ($20,000). The remainder is to be loaned to Columbus for its marketing efforts.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES

                  During the quarter ended September 30, 2000, the registrant issued 192,027 shares of its common stock to three individuals for services valued at $22,043. No underwriter was involved in these transactions. The registrant relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The persons to whom the shares were issued were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in the registrant's business. Restrictive legends were placed on the stock certificates evidencing the shares.

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

                                        GOLDEN RIVER RESOURCES INC.
                                        (Registrant)


Date:    November 14, 2000              By: /S/ ROBERT BRUCE MANERY
                                        ---------------------------------------
                                        Robert Bruce Manery, Secretary
                                        (Principal financial officer)