Form 10QSB
period 2000-12-31
COLUMBUS NETWORKS CORP
filed 2001-02-14
CIK 1062276

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: December 31, 2000

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT
    For the transition period from ____________________ to __________________

                         Commission file number 0-27953

                          COLUMBUS NETWORKS CORPORATION
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                         98-0187538
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)


       #100 - 1295 STEVENS ROAD, KELOWNA, BRITISH COLUMBIA, CANADA V1Z 2S9
                    (Address of principal executive offices)

                                 (250) 769-8099
                           (Issuer's telephone number)

                           GOLDEN RIVER RESOURCES INC.
         2420 PANDOSY STREET, KELOWNA, BRITISH COLUMBIA, CANADA V1Y 1T8
            (Former name, former address and former fiscal year, if
                           changed since last report)

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

            20,859,323 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                DECEMBER 31, 2000

      Transitional Small Business Disclosure Format (check one); Yes    No   X

                      CONSOLIDATED FINANCIAL STATEMENTS OF

                          COLUMBUS NETWORKS CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                    SIX MONTH PERIOD ENDED DECEMBER 31, 2000

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Consolidated Balance Sheets

December 31, 2000 and June 30, 2000

$ United States

                                                                                  December 31,       June 30,
                                                                                     2000                2000
                                                                         (Unaudited - prepared
                                                                                by Management)

         ASSETS
         Current assets
             Cash                                                                   $  28,912         $  31,986
             Accounts receivable                                                        8,448             7,239
             Receivable from directors (note 4)                                        26,977                 -
             Prepaid expenses and deposits                                             43,179             5,825
                                                                                    ----------        ----------
                                                                                      107,516            45,050

         Fixed assets                                                                  83,224            51,271

         Website development                                                           45,358            19,790
                                                                                    ----------        ----------
                                                                                    $ 236,098         $ 116,111
                                                                                    ==========        ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
         Current liabilities
             Accounts payable and accrued liabilities                               $ 159,042         $  34,459
             Unearned revenue                                                          63,034            25,115
             Debt (note 5)                                                             60,350                 -
             Payable to directors                                                           -               825
                                                                                    ----------        ----------
                                                                                      282,426            60,399

         Subscription for shares                                                            -             1,689

         Stockholders' Equity (Deficiency)
             Capital stock (note 6)
                 1,000,000 preferred shares with a par value of $0.01 per
                     share authorized
                50,000,000 common shares with a par value of $0.001 per
                     share authorized, 20,859,323 issued (June 30, 2000 -
                     10,556,773)                                                       20,859           293,178
             Additional paid in capital                                               611,533                 -

             Deficit accumulated during the development stage                        (683,197)         (241,191)
             Accumulated other comprehensive income:
               Cumulative translation adjustment                                        4,477             2,036
                                                                                    ----------        ----------
                                                                                      (46,328)           54,023
         Subsequent events (note 7)
                                                                                    ----------        ----------
                                                                                    $ 236,098         $ 116,111
                                                                                    ==========        ==========
         Approved by the Board:

                                                                  ,Director
         ---------------------------------------------------------

                                                                  ,Director
         ---------------------------------------------------------

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Consolidated Statements of Operations

Six month periods ended December 31, 2000 and 1999
(Unaudited - prepared by Management)

$ United States

                                                                                                       Six months ended
                                                                                                      DECEMBER 31, 1999
                                                                                                                   Predecessor
                                                                                                                   Business
                                                                                              Period from         (note 2 (a))
                                                       From Inception       Six months        December 1,         Period from
                                                      (March 3, 1999)            ended            1999 to       July 1, 1999 to
                                                      to December 31,       December 31,       December 31,        December 15,
                                                            2000                 2000                1999             1999


         Fee revenue                                      $   90,371        $   52,220            $  9,291          $  53,850
         Interest and other income                             2,123               327                 230                -
                                                          -----------       -----------           ---------         ----------
                                                              92,494            52,547               9,521             53,850

         Expenses
              Advertising and promotion                       33,618            16,338                 981                893
              Amortization - fixed assets                     16,264            11,056                 303              1,071
              Amortization - website development               4,474             3,988                   -                -
              Automotive                                      31,307            21,499                   -              5,727
              Bank charges                                     1,936             1,170                  30                125
              Consulting                                      26,064            26,064                   -                -
              Conferences                                     34,061            26,155                   -                -
              Inducement fee                                  18,996                 -                   -                -
              Insurance                                        1,295                71                   -                -
              Internet fees                                   30,434            15,196                   -                884
              Licences, fees and dues                          3,418               369                   -                -
              Office                                          33,948            25,304               1,030              2,039
              Professional fees                              106,809            87,951               5,908                733
              Rent                                            25,505            13,035               1,178              2,088
              Repairs and maintenance                          5,731             4,119                   -                -
              Telephone                                       11,060             6,011                 740              2.697
              Training                                         1,022                 -                 -                  -
              Travel                                          38,679            24,813                 496              2,090
              Wages and benefits                             348,512           211,414              15,541                -
              Website development                              2,558                 -                 -               16,488
                                                          -----------       -----------           ---------         ----------
                                                             775,691           494,553              26,207             34,835
                                                          -----------       -----------           ---------         ----------
         (Loss) net income                                $ (683,197)       $ (442,006)           $(16,686)           $19,015
                                                          ===========       ===========           =========         ==========
         Weighted average number of shares,
              basic and diluted                            6,363,179        12,510,060             684,132          7,867,514

         Loss per share, basic and diluted                $    (0.11)       $    (0.04)           $  (0.02)         $   (0.00)
                                                          ===========       ===========           =========         ==========

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Consolidated Statements of Operations

Three month periods ended December 31, 2000 and 1999
(Unaudited - prepared by Management)

$ United States

                                                                                                  Three months ended
                                                                                                  DECEMBER 31, 1999
                                                                                                                  Predecessor
                                                                                                                    Business
                                                                                                                 (note 2 (a))
                                                                                          Period from
                                                                     Three months         December 1,            Period from
                                                                         ended               1999 to           October 1, 1999
                                                                       December 31,      December 31,          to December 15,
                                                                        2000                    1999                 1999


         Fee revenue                                                   $    24,154           $  9,291                 $16,879
         Interest and other income                                             152                230                       -
                                                                       ------------          ---------                -------
                                                                            24,306              9,521                  16,879
         Expenses
              Advertising and promotion                                     12,463                981                     251
              Amortization - fixed assets                                    6,553                303                     555
              Amortization - website development                             2,749                  -                       -
              Automotive                                                    14,174                  -                   2,906
              Bank charges                                                     737                 30                      55
              Consulting                                                    19,952                  -                       -
              Conferences                                                   20,488                  -                       -
              Inducement fee                                                     -                  -                       -
              Insurance                                                         35                  -                       -
              Internet fees                                                  9,759                  -                     453
              Licences, fees and dues                                          298                  -                       -
              Office                                                        21,427              1,030                   1,403
              Professional fees                                             75,040              5,908                     367
              Rent                                                           6,696              1,178                   1,481
              Repairs and maintenance                                        2,368                  -                       -
              Telephone                                                      3,655                740                     695
              Training                                                           -                  -                       -
              Travel                                                        20,727                496                   1,046
              Wages and benefits                                           135,201             15,541                     -
              Website development                                                -                  -                   6,097

                                                                           352,322             26,207                  15,309
                                                                       ------------          ---------                -------
         (Loss) net income                                             $  (328,016)          $(16,686)                $ 1,570
                                                                       ============          =========                =======

         Weighted average number of shares,
              basic and diluted                                         14,123,970           1,368,263              7,867,514

         Loss per share, basic and diluted                             $     (0.02)          $  (0.01)              $  (0.00)
                                                                       ============          =========              =========

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Consolidated Statement of Stockholders' Equity (Deficiency) and Comprehensive
 Income

Six month period ended December 31, 2000
(Unaudited - prepared by Management)

$ United States

                                                                                           Deficit
                                                       Capital stock                   Accumulated     Accumulated            Total
                                                                          Additional    During the           Other    Stockholders'
                                                        Common shares        Paid in   Development   Comprehensive           Equity
                                                     Number       Amoun      Capital         Stage          Income     (Deficiency)

Shares issued for acquisition of assets
  on December 15, 1999                            7,867,514   $       2    $    -       $     -            $  -          $       2
Shares issued for cash on January 28, 2000        2,574,822     303,930         -             -               -            303,930
Shares issued for cash on June 16, 2000             114,437      13,508         -             -               -             13,508
Share issue costs                                       -       (24,262)        -             -               -            (24,262)
                                                 ----------   ----------   --------     ----------         ------        ----------
                                                 10,556,773     293,178         -             -               -            293,178
Comprehensive income
  Loss                                                  -           -           -        (241,191)            -           (241,191)
  Foreign currency translation adjustment               -           -           -             -             2,036            2,036
                                                 ----------   ----------   --------     ----------         ------        ----------

Comprehensive Income (Loss)                             -           -           -        (241,191)          2,036         (239,155)
                                                 ----------   ----------   --------     ----------         ------        ----------
Balance, June 30, 2000                           10,556,773     293,178         -        (241,191)          2,036           54,023

Shares issued for acquisition
  of assets (note 6 (a))                            143,046      16,821         -             -               -             16,821
Shares issued upon conversion
  of share subscriptions (note 6 (b))                14,305       1,689         -             -               -              1,689
Shares issued for cash (note 6 (c))                 812,214      95,507         -             -               -             95,507
Shares issued for services (note 6 (d))             429,137      50,464         -             -               -             50,464
Shares issued for services (note 6 (e))           3,000,000     352,784         -             -               -            352,784
Share issue costs                                       -      (360,107)        -             -               -           (360,107)
                                                 ----------   ----------   --------     ----------         ------        ----------
                                                 14,955,475     450,336         -        (241,191)          2,036          211,181
Shares held by Golden River shareholders
  prior to recapitalization transaction
  (note 3)                                        5,903,848     182,056         -             -               -            182,056
Reallocate capital stock to equal
  par value of outstanding
  common shares                                         -      (611,533)    611,533           -               -                -
                                                 ----------   ----------   --------     ----------         ------        ----------
                                                 20,859,323      20,859     611,533      (241,191)          2,036          393,237
Comprehensive income
 Loss for the period                                    -           -           -        (442,006)            -           (442,006)
 Foreign currency translation
  adjustment                                            -           -           -             -             2,441            2,441
                                                 ----------   ----------   --------     ----------         ------        ----------

Comprehensive income (loss)                             -           -           -        (442,006)          2,441         (439,565)
                                                 ----------   ----------   --------     ----------         ------        ----------
Balance, December, 31, 2000                      20,859,323   $  20,859    $611,533     $(683,197)         $4,477        $ (46,328)
                                                 ==========   ==========   ========     ==========         ======        ==========

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

Six month periods ended December 31, 2000 and 1999
(Unaudited - prepared by Management)

$ United States

                                                                                                 Six months ended
                                                                                                December 31, 1999
                                                                                                             Predecessor
                                                                                                                Business
                                                                                          Period from       (note 2 (a))
                                                     From Inception        Six months     December 1,        Period from
                                                    (March 3, 1999)         ended           1999 to         July 1, 1999
                                                    to December 31,       December 31,     December 31      December 15,
                                                          2000               2000             1999              1999
Cash provided by (used in):
  Operating activities:
     Cash receipts from customers                   $  125,960         $  81,691         $  2,425           $ 48,894
     Cash receipts from interest and
     other income                                        2,123               327              230               -
     Cash paid to suppliers and employees             (697,602)         (462,550)         (21,044)           (34,059)
                                                    -----------        ----------        ---------          ---------
                                                      (569,519)         (380,532)         (18,389)            14,835

Financing activities:
     Increase (decrease) in payable to
       directors                                          -                 (825)          22,142               -
     Issuance of common shares                         302,115            88,184             -                  -
     Business combination (note 3)                     362,632           362,632             -                  -
     Subscription for shares                            80,934              -              79,245               -
     Partners' draws                                      -                 -                -                (4,614)
     Bank indebtedness                                    -                 -                -                  (364)
                                                    -----------        ----------        ---------          ---------
                                                       745,681           449,991          101,387             (4,978)
Investing activities:
     Increase in receivable from directors             (26,977)          (26,977)            -                  -
     Purchase of fixed assets                          (91,739)          (35,262)         (25,551)            (9,857)
     Website development costs capitalized             (33,011)          (12,735)            -                  -
                                                    -----------        ----------        ---------          ---------
                                                      (151,727)          (74,974)         (25,551)            (9,857)

Foreign currency translation adjustment                  4,477             2,441             -                  -
                                                    -----------        ----------        ---------          ---------
Increase (decrease) in cash                             28,912            (3,074)          57,447               -

Cash, beginning of period                                 -               31,986             -                  -
                                                    -----------        ----------        ---------          ---------
Cash, end of period                                 $   28,912         $  28,912         $ 57,447           $   -
                                                    ===========        ==========        =========          =========
Supplementary Information:
    Interest paid                                   $     -            $    -            $   -              $   -
    Income taxes paid                                     -                 -                -                  -

Non-cash financing and investing activities:
    Common shares issued for fixed assets                    2              -                   2               -
    Common shares issued for acquisition
      of assets                                         16,821            16,821             -                  -
    Common shares issued on conversion
      of share subscriptions                            80,934             1,689             -                  -
    Common shares issued for services
      to be received                                    50,464            50,464             -                  -
    Common shares issued for services                  352,784           352,784             -                  -
    Share issue costs paid by issuance
      of common shares                                (352,784)         (352,784)            -                  -
    Common shares issued for business combination     (180,576)         (180,576)            -                  -
                                                    ===========        ==========        =========          =========

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Six month period ended December 31, 2000
(Unaudited - prepared by Management)

$ United States


1.   NATURE OF OPERATIONS:

     Columbus Networks Corporation ("the Company"), formerly known as Golden River Resources Inc., was incorporated on June 17, 1997 under the laws of the State of Nevada and its principal business activity is developing electronic recruitment websites including educationcanada.com, educationamerica.net and globalesl.net. The Company earns subscription fees paid by the employers that use the websites to recruit teaching professionals. Prior to the Company's business combination effective November 30, 2000 with Columbus Networks Corporation ("Columbus B.C."), a British Columbia company, the Company was a shell company that was actively pursuing an operating company.

2.   ACCOUNTING POLICIES:

     (a)  Basis of presentation:

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

          Effective November 30, 2000, the Company acquired 100% of the outstanding common shares of Columbus B.C. As the shareholders of Columbus B.C. obtained control of the Company through the exchange of their shares of Columbus B.C. for shares of the Company, the acquisition of Columbus B.C has been accounted for in these consolidated financial statements as a recapitalization of Columbus B.C. effectively representing an issuance of shares by Columbus B.C. for the net assets of the Company. Consequently, the consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income and cash flows reflect the results from operations and cash flows of Columbus B.C, the legal subsidiary, for the period from incorporation on March 3, 1999 to December 31, 2000 combined with those of the Company, the legal parent, from acquisition on November 30, 2000, in accordance with accounting principles generally accepted in the United States of America.

          In accordance with the rules and regulations of the Securities and Exchange Commission, a predecessor entity's financial statements are required to be presented in specified U.S. Securities filing documents. Accordingly, the amounts presented for the period July 1, 1999 to December 15, 1999, and the period October 1, 1999 to December 15, 1999 in the statements of operations and cash flows are those of a predecessor partnership. The financial information presented as at December 31, 2000, for the six months ended December 31, 2000 and 1999, for the three months ended December 31, 2000 and 1999 and for the period from inception (March 3, 1999) to December 31, 2000 is unaudited, however, in the opinion of management, all adjustments (consisting solely of normal recurring items) necessary for the fair presentation of these unaudited amounts in conformity with accounting principles generally accepted in the United States of America have been made.

          The continuity of the number of common shares of Columbus B.C. and its predecessor entity have been adjusted to reflect the conversion of the shares into shares of the Company as if the acquisition occurred on July 1, 1999.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Six month period ended December 31, 2000
(Unaudited - prepared by Management)

$ United States


2.   ACCOUNTING POLICIES: (continued)

     (b)  Translation of financial statements:

          The Company's subsidiary, Columbus B.C., operates in Canada and its operations, and therefore its functional currency, are conducted in Canadian currency.

          These financial statements have been translated from Canadian dollar functional currency into United States dollar reporting currency as follows:

          i) Assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being U.S. $1.00 per Cdn. $1.5042 (June 30, 2000, US $1.00 per CDN $1.4806).

          ii) Revenue and expenses are translated at the exchange rate in effect at the transaction date.

          iii) The net adjustment arising from the translation is recorded in a separate component of stockholders' equity (deficiency) called "cumulative translation adjustment" which is included in the "accumulated other comprehensive income."

3.   BUSINESS COMBINATION:

     Effective November 30, 2000, the Company, and Columbus B.C., executed their share exchange agreement. The Company issued 14,955,475 common shares to the shareholders of Columbus B.C. in consideration for all of the issued and outstanding common shares of Columbus B.C. on the basis of 1.4305 common shares of the Company for each common share of Columbus B.C. Prior to its acquisition of Columbus B.C., the Company had no substantial operations. As the former shareholders of Columbus B.C. obtained control of the Company through the share exchange, this transaction was accounted for in these financial statements as a recapitalization of Columbus B.C. effectively representing an issuance of shares by Columbus B.C. for the net tangible assets of the Company. The historical financial statements reflect the results of operations of Columbus B.C. from the date of its incorporation on March 3, 1999, consolidated with those of the Company from November 30, 2000.

     Equity financing was raised by the Company prior to November 30, 2000 in anticipation of the recapitalization transaction. $200,000 of the proceeds from this financing was advanced to Columbus B.C. prior to the recapitalization transaction. The advance was eliminated upon consolidation of the companies.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Six month period ended December 31, 2000
(Unaudited - prepared by Management)

$ United States


3.   BUSINESS COMBINATION (CONTINUED):

     The acquisition details are as follows:

     Net assets acquired

          Cash                                                   $ 162,632
          Prepaid expenses                                           2,732
          Due from Columbus B.C.                                   200,000
          Fixed assets                                               7,747
          Accounts payable and accrued liabilities                (130,705)
          Debt                                                     (60,350)
                                                                 ----------
                                                                 $ 182,056
                                                                 ==========
     Consideration given for net assets acquired
          14,955,475 common shares issued                        $ 182,056
                                                                 ==========
4.   RECEIVABLE FROM DIRECTORS:

     The receivable from directors does not bear interest, is unsecured and is repayable on demand.

5.   DEBT:

     The debt represents advances made to the Company by shareholders who, individually, own less than 5% of the outstanding shares of the Company. The advances do not bear interest, have no fixed terms of repayment, are unsecured and are not pursuant to a written agreement.

6.   CAPITAL STOCK:

     (a) During the six months ended December 31, 2000 Columbus B.C. issued 143,046 (100,000 prior to the business combination) Class A common shares in exchange for the ownership of a website and associated domain names. The fair value of the shares issued, aggregating $16,821, approximated the fair value of the assets acquired.

     (b) During the six months ended December 31, 2000 Columbus B.C. issued 14,305 (10,000 prior to the business combination) Class A common shares for stock subscriptions of $1,689 received prior to June 30, 2000.

     (c) During the six months ended December 31, 2000 Columbus B.C. issued 812,214 (567,800 at Cdn $0.25 (US $0.17) prior to the business combination) Class A common shares for aggregate cash proceeds of $95,507

     (d) During the six months ended December 31, 2000, Columbus B.C. issued 429,137 (300,000 prior to the business combination) Class A common shares for services to be performed. The fair value of the shares issued, aggregating $50,464, approximates the fair value of the services to be received.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Six month period ended December 31, 2000
(Unaudited - prepared by Management)

$ United States

6.   CAPITAL STOCK (CONTINUED):

     (e) During the six months ended December 31, 2000, Columbus B.C. issued 3,000,000 (2,097,232 prior to the business combination) Class A common shares for brokerage fees related to the business combination described in note 3. The fair value of the shares issued, aggregating $352,784, approximating the fair value of the brokerage services received, has been recorded as a charge to capital stock.

7.   SUBSEQUENT EVENTS:

     (a) On January 25, 2001, the directors approved the issuance of 1,105,000 stock options to employees and directors. The stock options have an exercise price of $0.25 per share, vest on April 25, 2001 and expire on January 25, 2006.

     (b) On February 2, 2001, the directors approved a private placement to sell up to 3,000,000 units at $0.25 per unit. Each Unit consists of one share of common stock and one warrant. Each two warrants entitles the holder to purchase one share of Common stock at a price of $0.50 per share for a period of six months from the date of issuance.

          As at February 7, 2001, 1,000,000 Units have been sold pursuant to this private placement for aggregate proceeds of $250,000.

8.   STATEMENT OF CASH FLOWS:

     Cash flows from operating activities prepared under the indirect method are as follows:

                                                                                      Six months ended
                                                                                     DECEMBER 31, 1999
                                                                                                   Predecessor
                                                                                                     Business
                                                                                Period from        (note 2 (a))
                                         From Inception       Six Months        December 1,        Period from
                                        (March 3, 1999)           ended           1999 to         July 1, 1999 to
                                        to December 31,      December 31,       December 31,        December 31,
                                              2000                 2000             1999                 1999

(Loss) net income                          $(683,197)        $(442,006)          $(16,686)            $19,015
Non-cash item:
    Amortization                              20,738            15,044                303               1,071

Accounts receivable                           (8,448)           (1,209)           (20,151)              4,545
Prepaid expenses and deposits                 10,017            15,842             (6,486)               -
Accounts payable and accrued liabilities      28,337            (6,122)            11,346                (295)
Unearned revenue                              63,034            37,919             13,285              (9,501)
                                           ----------        ----------          ---------            --------
                                           $(569,519)        $(380,532)          $(18,389)            $14,835
                                           ==========        ==========          =========            ========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Effective November 30, 2000, the Company and Columbus Networks Corporation, a British Columbia company ("Columbus B.C."), executed their business combination agreement. The Company issued 14,955,475 common shares to the shareholders of Columbus B.C. in consideration for all of the issued and outstanding common shares of Columbus B.C. on the basis of 1.4305 common shares of the Company for each common share of Columbus B.C. The former shareholders of Columbus B.C. obtained effective control of the Company through the share exchange. The principal business activity of Columbus B.C. is developing electronic recruitment websites including educationcanada.com, educationamerica.net and globalesl.net.

The Company is currently engaged in a private placement of its common stock pursuant to which the Company is offering for sale up to 3,000,000 units at $0.25 per unit to raise up to $750,000 in gross proceeds. Each Unit consists of one share of Common stock and one Common Stock Purchase Warrant. Each two Common Stock Purchase Warrants are exercisable to purchase one share of Common stock at a price of US $0.50 per share for six months from the date of issuance. The proceeds are expected to be used for the Company's marketing efforts and working capital needs.

RESULTS OF OPERATIONS

As a result of the business combination Columbus B.C. is considered the continuing entity and consequently, the amounts included in the financial statements prior to November 30, 2000 are those of Columbus B.C.

The Company's level of activity was much greater during the six months ended December 31, 2000 as compared to the same period in the prior year primarily because the Company has just begun operations on December 1, 1999.

During the past six months the company has focused its efforts on developing and marketing its electronic recruitment websites including educationcanada.com, educationamerica.net and globalesl.net. In September 2000 educationamerica.net was launched and the Company has hired several marketing and customer service staff to secure memberships to this website from school districts and related education entities. The Company is offering the first year's membership free for a limited time to quickly establish a base of job postings from school districts and private employers and a base of resumes from educators. In early February 2001 globalesl.net will be launched.

During the six months ended December 31, 2000 the Company incurred a loss of $442,006 due primarily to professional fees and aggressive marketing activities. The costs related to the marketing activities are included in wages and benefits ($211,414) consulting ($26,064), conferences ($26,155) and travel ($24,813).
During the same period in 1999 very little activity occurred as operations did not commence until December 1, 1999.

Fee revenue of $52,220 was earned in the six months ended December 31, 2000 and a further $63,034 of unearned revenue will be recognized as revenue over the next six months ended June 30, 2001.

FINANCIAL CONDITION

Since inception the Company has financed its operations through the sale of equity, cash acquired in the business combination effective November 30, 2000 and membership fees received. Since inception the Company has raised $383,049, net of share issuance costs from the sale of its common stock. Cash in the amount of $362,632 was acquired in the business combination and $125,960 of membership fees has been received since inception.

At December 31, 2000 the Company had a working capital deficiency of $174,910 as compared to a working capital deficiency of $15,349 at June 30, 2000. The increased deficiency is due primarily to the assumption of liabilities of $191,055 in the business combination, most of which remains unpaid at December 31, 2000.

PLAN OF OPERATION

Of the current liabilities at December 31, 2000 $159,042 was for trade and other obligations and $60,350 does not have a fixed date for repayment. The unearned revenue of $63,034 represents membership fees received that pertain to the period from January 1, 2001 to June 30, 2001.

At December 31, 2000 the Company had $28,912 cash on hand. Subsequent to December 31, 2000 the Company raised a further $250,000 pursuant to a private placement, the details of which are described above. It is expected that the proceeds from the private placement will be used for continued marketing efforts including development of new on-line resources /services for educators and meeting working capital needs.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable.

ITEM 2.   CHANGES IN SECURITIES

          During the quarter ended December 31, 2000, the registrant issued 14,955,475 (post-1-for-4 reverse split) shares of its common stock to the shareholders of Columbus Networks Corporation, a British Columbia corporation.

          Also during the quarter ended December 31, 2000, the registrant sold 4,820,000 units of its securities for gross proceeds of $482,000, each unit consisting of one (pre-1-for-4 reverse split) share of common stock and one warrant.

          The registrant relied upon the exemption from registration contained in Rule 506 of the Securities Act of 1933, as there were no more than 35 non-accredited shareholders of Columbus. The persons to whom the shares were issued were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in the registrant's business. Restrictive legends were placed on the stock certificates evidencing the shares.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On December 2, 2000, the registrant held a special meeting of its shareholders at which the following matters were acted upon:

                                                                      ABSTENTIONS
                                                       VOTES CAST      AND BROKER
              MATTER             VOTES CAST FOR          AGAINST       NON-VOTES
          Acquisition of
          Columbus Networks
          Corporation             10,512,977                0              0

          Reverse stock split     10,512,977                0              0

          Name change             10,512,977                0              0

ITEM 5.   OTHER INFORMATION

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A)   EXHIBITS

 REGULATION
 S-B NUMBER         DOCUMENT

    2.1             Share Exchange Agreement dated October 30, 2000 (1)<F1>
    3.1             Certificate of Amendment to Articles of Incorporation (2)<F2>
----------------------------

<F1>
(1) Incorporated by reference to the registrant's definitive proxy statement filed November 7, 2000.
<F2>
(2) Incorporated by reference to the exhibits filed with the Current Report on Form 8-K, File No. 0-27953

          B)   REPORTS ON FORM 8-K:

          The registrant filed a report on Form 8-K, dated December 8, 2000, reporting under Items 1, 2, and 5 the business combination with Columbus Networks Corporation. The audited historical financial statements of Columbus Networks Corporation were filed, together with pro forma financial information.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COLUMBUS NETWORKS CORPORATION
                                        (Registrant)


Date:  February 14, 2001                By: /s/ SCOTT MCLEAN
                                           ------------------------------------
                                           Scott McLean, Vice President and
                                           Chief Financial Officer