Form 10QSB
period 2001-03-31
COLUMBUS NETWORKS CORP
filed 2001-05-16
CIK 1062276

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended: March 31, 2001

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT
           For the transition period from ______________ to ______________

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


       #100- 1295 STEVENS ROAD, KELOWNA, BRITISH COLUMBIA, CANADA V1Z 2S9
                    (Address of principal executive offices)

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

            20,859,323 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                 MARCH 31, 2001

 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

                      CONSOLIDATED FINANCIAL STATEMENTS OF

                          COLUMBUS NETWORKS CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NINE MONTH PERIOD ENDED MARCH 31, 2001

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Consolidated Balance Sheets

March 31, 2001 and June 30, 2000

$ United States

===================================================================================================================
                                                                                         March 31,       June 30,
                                                                                         2001                2000
                                                                             (Unaudited - prepared
                                                                                    by Management)
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash                                                                             $      54,823    $      31,986
   Accounts receivable                                                                     14,263            7,239
   Receivable from directors (note 4)                                                      25,743                -
   Prepaid expenses and deposits                                                           26,781            5,825
-------------------------------------------------------------------------------------------------------------------
                                                                                          121,610           45,050

Fixed assets                                                                              116,992           51,271

Website development                                                                        41,211           19,790

-------------------------------------------------------------------------------------------------------------------
                                                                                    $     279,813    $     116,111
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
   Accounts payable and accrued liabilities                                         $     224,804    $      34,459
   Unearned revenue                                                                        40,585           25,115
   Debt (note 5)                                                                           79,382                -
   Loans payable (note 6)                                                                  30,451                -
   Payable to directors                                                                         -              825
-------------------------------------------------------------------------------------------------------------------
                                                                                          375,222           60,399

Stockholders' Equity (Deficiency)
   Capital stock (note 7)
       1,000,000 preferred shares with a par value of $0.01 per share authorized
      50,000,000 common shares with a par value of $0.001 per share authorized,
                 20,859,323 issued (June 30, 2000 - 10,556,773)                            20,859          293,178
   Additional paid in capital                                                             641,033                -
   Subscription for shares (note 7(g))                                                    250,000            1,689
   Deficit accumulated during the development stage                                    (1,011,778)        (241,191)
   Accumulated other comprehensive income:
   Cumulative translation adjustment                                                        4,477            2,036
-------------------------------------------------------------------------------------------------------------------
                                                                                          (95,409)          55,712
Subsequent events (note 8)
-------------------------------------------------------------------------------------------------------------------
                                                                                    $     279,813    $      116,111
===================================================================================================================

Approved by the Board:

                                , Director
--------------------------------

                                , Director
--------------------------------

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Consolidated Statements of Operations

Nine month periods ended March 31, 2001 and 2000 (Unaudited - prepared by Management)

$ United States

=====================================================================================================================
                                                                                            Nine months ended
                                                                                              March  31, 2000
                                                                                   ----------------------------------
                                                                                                    |     Predecessor
                                                                                                    |        Business
                                                                                                    |    (note 2 (a))
                                                                                      Period from   |----------------
                                             From Inception       Nine months         December 1,   |     Period from
                                            (March 3, 1999)             ended             1999 to   | July 1, 1999 to
                                               to March 31,         March 31,          March  31,   |    December 15,
                                                       2001              2001                2000   |            1999
---------------------------------------------------------------------------------------------------------------------
                                                                                                    |
Fee revenue                                    $    128,327       $    90,176         $    20,508   | $       53,850
Interest and other income                             2,123               327                 538   |            -
---------------------------------------------------------------------------------------------------------------------
                                                    130,450            90,503              21,046   |         53,850
                                                                                                    |
Expenses                                                                                            |
     Advertising and promotion                       46,710            29,430              14,584   |            893
     Amortization - fixed assets                     23,433            18,225               2,141   |          1,071
     Amortization - website development               8,625             8,139                   -   |              -
     Automotive                                      35,007            25,199               2,827   |          5,727
     Bank charges                                     2,706             1,940                 170   |            125
     Consulting                                      59,209            59,209                   -   |              -
     Conferences                                     64,036            56,130               2,515   |              -
     Exchange gain                                    (969)             (969)                   -   |              -
     Inducement fee                                  18,996                 -                   -   |              -
     Insurance                                        1,542               318               1,156   |              -
     Interest                                        29,500            29,500                 -     |              -
     Internet fees                                   37,380            22,142               3,790   |            884
     Licences, fees and dues                          3,884               835               3,049   |              -
     Office                                          42,451            33,807               5,258   |          2,039
     Professional fees                              130,296           111,438              23,013   |            733
     Rent                                            34,341            21,871               6,236   |          2,088
     Repairs and maintenance                          8,644             7,032                 910   |              -
     Telephone                                       22,148            17,099               3,404   |          2.697
     Training                                         1,022                 -                 -     |              -
     Travel                                          72,156            58,290               7,055   |          2,090
     Wages and benefits                             498,553           361,455              71,038   |              -
     Website development                              2,558                 -               2,192   |         16,488
     ----------------------------------------------------------------------------------------------------------------
                                                                                                    |
                                                  1,142,228           861,090             149,338   |         34,835
---------------------------------------------------------------------------------------------------------------------
(Loss) net income                              $ (1,011,778)      $  (770,587)        $  (128,292)  | $       19,015
=====================================================================================================================
Weighted average number of shares,
  basic and diluted                              8,109,737         15,252,518           3,622,438          7,867,514

Loss per share, basic and diluted              $     (0.12)       $     (0.05)         $    (0.04)    $        (0.00)
=====================================================================================================================

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Consolidated Statements of Operations

Three month periods ended March 31, 2001 and 2000 (Unaudited - prepared by Management)

$ United States

================================================================================
                                                        2001                2000
--------------------------------------------------------------------------------

Fee revenue                                     $     37,956        $    11,217
Interest and other income                                  -                308
--------------------------------------------------------------------------------

                                                      37,956             11,525
Expenses
     Advertising and promotion                        13,092             13,603
     Amortization - fixed assets                       7,169              1,838
     Amortization - website development                4,151                  -
     Automotive                                        3,700              2,827
     Bank charges                                        770                140
     Consulting                                       33,145                  -
     Conferences                                      29,975              2,515
     Exchange gain                                      (969)                 -
     Insurance                                           247              1,156
     Interest                                         29,500                  -
     Internet fees                                     6,946              3,790
     Licences, fees and dues                             466              3,049
     Office                                            8,503              4,228
     Professional fees                                23,487             17,105
     Rent                                              8,836              5,058
     Repairs and maintenance                           2,913                910
     Telephone                                        11,088              2,664
     Travel                                           33,477              6,559
     Wages and benefits                              150,041             55,497
     Website development                                   -              2,192
     ---------------------------------------------------------------------------

                                                     366,537            123,131

--------------------------------------------------------------------------------
Loss                                            $   (328,581)       $  (111,606)
================================================================================

Weighted average number of shares,
  basic and diluted                               20,859,323          9,650,084

Loss per share, basic and diluted               $      (0.02)       $     (0.01)
================================================================================

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Consolidated Statement of Stockholders' Equity (Deficiency) and Comprehensive Income

Nine month period ended March 31, 2001
(Unaudited - prepared by Management)

$ United States

==================================================================================================================================
                                                                                             Deficit
                                        Capital stock                                    Accumulated     Accumulated         Total
                                                             Additional                   During the           Other Stockholders'
                                        Common shares           Paid in  Subscription    Development   Comprehensive        Equity
                                    Number         Amount       Capital    for shares          Stage          Income  (Deficiency)
----------------------------------------------------------------------------------------------------------------------------------

Shares issued for
  acquisition of assets
  on December 15, 1999           7,867,514     $        2   $         -  $          -    $         -   $           - $          2
Shares issued for cash
  on January 28, 2000            2,574,822        303,930             -             -              -               -      303,930
Shares issued for cash
  on June 16, 2000                 114,437         13,508             -             -              -               -       13,508
Subscription for shares                  -              -             -         1,689              -               -        1,689
Share issue costs                        -        (24,262)            -             -              -               -      (24,262)
----------------------------------------------------------------------------------------------------------------------------------
                                10,556,773        293,178             -         1,689              -               -      294,867
Comprehensive income
  Loss                                   -              -             -             -       (241,191)              -     (241,191)
  Foreign currency
    translation adjustment               -              -             -             -              -           2,036        2,036
----------------------------------------------------------------------------------------------------------------------------------

  Comprehensive income
    (loss)                               -              -             -             -       (241,191)          2,036     (239,155)
----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000          10,556,773        293,178             -         1,689       (241,191)          2,036       55,712

Shares issued for acquisition
  of assets (note 7 (a))           143,046         16,821             -             -              -               -       16,821
Shares issued upon conversion
  of share subscriptions
    (note 7 (b))                    14,305          1,689             -        (1,689)             -               -            -
Shares issued for cash
  (note 7 (c))                     812,214         95,507             -             -              -               -       95,507
Shares issued for services
  (note 7 (d))                     429,137         50,464             -             -              -               -       50,464
Shares issued for services
  (note 7 (e))                   3,000,000        352,784             -             -              -               -      352,784
Share issue costs                        -       (360,107)            -             -              -               -     (360,107)
----------------------------------------------------------------------------------------------------------------------------------
                                14,955,475        450,336             -             -       (241,191)          2,036      211,181
Shares held by Golden River
  shareholders prior to
  recapitalization transaction
  (note 3)                       5,903,848        182,056             -             -              -               -      182,056
Reallocate capital stock to
  equal par value of outstanding
  common shares                          -       (611,533)      611,533             -              -               -            -
Subscription for shares
  (note 7(g))                            -              -             -       250,000              -               -      250,000
Warrants issued as discount
  on loans payable (note 6)              -              -        29,500             -              -               -       29,500
----------------------------------------------------------------------------------------------------------------------------------
                                20,859,323         20,859       641,033       250,000       (241,191)          2,036      672,737
Comprehensive income
 Loss for the period                     -              -             -             -       (770,587)              -     (770,587)
 Foreign currency translation
    adjustment                           -              -             -             -              -           2,441        2,441
----------------------------------------------------------------------------------------------------------------------------------

  Comprehensive income (loss)            -              -             -             -       (770,587)          2,441     (768,146)
----------------------------------------------------------------------------------------------------------------------------------
Balance, March, 31, 2001        20,859,323     $   20,859   $   641,033  $    250,000    $(1,011,778)  $       4,477 $    (95,409)
==================================================================================================================================

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

Nine month periods ended March 31, 2001 and 2000
(Unaudited - prepared by Management)

$ United States

==========================================================================================================================
                                                                                                 Nine months ended
                                                                                                   March 31, 2000
                                                                                        ----------------------------------
                                                                                                         |     Predecessor
                                                                                                         |        Business
                                                                                                         |    (note 2 (a))
                                                                                           Period from   |----------------
                                                     From Inception       Nine months      December 1,   |     Period from
                                                    (March 3, 1999)             ended          1999 to   | July 1, 1999 to
                                                       to March 31,         March 31,        March 31,   |    December 15,
                                                               2001              2001             2000   |            1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                                         |
Cash provided by (used in):                                                                              |
  Operating activities:                                                                                  |
     Cash receipts from customers                      $    135,652      $     91,383     $     15,425   | $       48,894
     Cash receipts from interest and                                                                     |
         other income                                         2,123               327              538   |
     Cash paid to suppliers and employees                 (941,159)          (706,107)        (127,906)  |        (34,059)
--------------------------------------------------------------------------------------------------------------------------
                                                          (803,384)          (614,397)        (111,943)  |         14,835
Financing activities:                                                                                    |
     Increase (decrease) in payable to                                                                   |
       directors                                                -                (825)           1,648   |             -
     Issuance of common shares                             302,115             88,184          214,372   |             -
     Business combination (note 3)                         362,632            362,632               -    |             -
     Subscriptions for shares                              330,934            250,000           79,245   |             -
     Increase in debt                                       19,032             19,032               -    |             -
     Increase in loans payable                              30,451             30,451               -    |             -
     Partners' draws                                            -                  -                -    |         (4,614)
     Bank indebtedness                                          -                  -                -    |           (364)
--------------------------------------------------------------------------------------------------------------------------
                                                         1,045,164            749,474          295,265   |         (4,978)
Investing activities:                                                                                    |
     Increase in receivable from directors                 (25,743)           (25,743)              -    |             -
     Purchase of fixed assets                             (132,676)           (76,199)         (52,177)  |          (9,857)
     Website development costs capitalized                 (33,015)           (12,739)          (5,833)  |             -
--------------------------------------------------------------------------------------------------------------------------
                                                          (191,434)          (114,681)         (58,010)  |         (9,857)
                                                                                                         |
Foreign currency translation adjustment                      4,477              2,441            2,605   |             -
--------------------------------------------------------------------------------------------------------------------------
Increase in cash                                            54,823             22,837          127,917   |             -
                                                                                                         |
Cash, beginning of period                                       -              31,986              -     |             -
                                                                                                         |
--------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                    $    54,823       $     54,823     $    127,917   | $           -
==========================================================================================================================

Supplementary Information:
    Interest paid                                      $        -        $         -      $         -      $           -
    Income taxes paid                                           -                  -                -                  -

Non-cash financing and investing activities:
    Common shares issued for fixed assets                        2                 -                 2                 -
    Common shares issued for acquisition
      of assets                                             16,821             16,821               -                  -
    Common shares issued on conversion
      of share subscriptions                                80,934              1,689               -                  -
    Common shares issued for services to be received        50,464             50,464               -                  -
    Common shares issued for services                      352,784            352,784               -                  -
    Share issue costs paid by issuance of common shares   (352,784)          (352,784)              -                  -
    Common shares issued for business combination         (180,576)          (180,576)              -                  -
    Warrants issued as discount on loans payable            29,500             29,500               -                  -
==========================================================================================================================

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Nine month period ended March 31, 2001
(Unaudited - prepared by Management)

$ United States

================================================================================

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

2.   ACCOUNTING POLICIES:

     (a)   Going concern

           These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitment in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt about the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As shown in the consolidated financial statements, the Company has incurred a loss for the period since inception of $1,011,778, and at March 31, 2001 has a net stockholders' deficiency of $95,409 and a working capital deficiency of $253,612. Management plans to pursue debt (note 8) and equity financings to support operations until the renewal period for educationcanada.com subscribers and the commencement of billing for subscribers of educationamerica.net.

     (b)   Basis of presentation:

           The  consolidated  financial  statements  include the accounts of the
           Company  and  its  wholly   owned   subsidiaries.   All   significant
           intercompany balances and transactions have been eliminated.

           Effective November 30, 2000, the Company acquired 100% of the outstanding common shares of Columbus B.C. As the shareholders of Columbus B.C. obtained control of the Company through the exchange of their shares of Columbus B.C. for shares of the Company, the acquisition of Columbus B.C has been accounted for in these consolidated financial statements as a recapitalization of Columbus B.C. effectively representing an issuance of shares by Columbus B.C. for the net assets of the Company. Consequently, the consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income and cash flows reflect the results from operations and cash flows of Columbus B.C, the legal subsidiary, for the period from incorporation on March 3, 1999 to March 31, 2001 combined with those of the Company, the legal parent, from November 30, 2000, in accordance with accounting principles generally accepted in the United States of America.

           In accordance with the rules and regulations of the Securities and Exchange Commission, a predecessor entity's financial statements are required to be presented in specified U.S. Securities filing documents. Accordingly, the amounts presented for the period July 1, 1999 to December 15, 1999 in the statements of operations and cash flows are those of a predecessor partnership. The financial information presented as at March 31, 2001, for the nine months ended March 31, 2001 and 2000, for the three months ended March 31, 2001 and 2000 and for the period from inception (March 3, 1999) to March 31, 2001 is unaudited, however, in the opinion of management, all adjustments (consisting solely of normal recurring items) necessary for the fair presentation of these unaudited amounts in conformity with accounting principles generally accepted in the United States of America have been made.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Nine month period ended March 31, 2001
(Unaudited - prepared by Management)

$ United States

================================================================================

2.   ACCOUNTING POLICIES (CONTINUED):

     (b)   Basis of presentation (continued):

           The continuity of the number of common shares of Columbus B.C. and its predecessor entity have been adjusted to reflect the conversion of the shares into shares of the Company as if the acquisition occurred on July 1, 1999.

     (c)   Translation of financial statements:

           The Company's functional currency is the United States dollar. The Company's subsidiary, Columbus B.C., operates in Canada and its operations are conducted in Canadian currency. However, its functional currency has been determined to be United States dollars as Columbus B.C. is a direct and integral component of the Company's operations. The method applied to translate Columbus B.C. is as follows:

           i) Assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being U.S. $1.00 per Cdn. $1.5763 (June 30, 2000, US $1.00 per CDN $1.4806).

           ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the date the transaction occurred.

           iii) Revenue and expenses are translated at the exchange rate in effect at the transaction date.

           iv) The net adjustment arising from the translation is included in the consolidated statement of operations.

                 To December 31, 2000, the functional currency of Columbus B.C. was the Canadian dollar. Accordingly, the net adjustment to December 31, 2000 arising from the translation was recorded in a separate component of stockholders' equity (deficiency) called "cumulative translation adjustment" which is included in "accumulated other comprehensive income".

3.   BUSINESS RECAPITALIZATION:

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

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Nine month period ended March 31, 2001
(Unaudited - prepared by Management)

$ United States

================================================================================

3.   BUSINESS RECAPITALIZATION (CONTINUED):

     The acquisition details are as follows:

     Net assets acquired
           Cash                                                 $    162,632
           Prepaid expenses                                            2,732
           Due from Columbus B.C.                                    200,000
           Fixed assets                                                7,747
           Accounts payable and accrued liabilities                 (130,705)
           Debt                                                      (60,350)

     ---------------------------------------------------------------------------
                                                                $    182,056
     ===========================================================================

     Consideration given for net assets acquired
       14,955,475 common shares issued                          $    182,056
================================================================================

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

6.   LOANS PAYABLE:

     The loans payable bear interest at 10% on the outstanding balance, are unsecured and are due on June 26, 2001. Monthly interest of 10% of the outstanding balance is due for each 30 day period or portion thereof that the loans remain outstanding subsequent to June 26, 2001.

     As further consideration for advancing the loans, the Company granted 150,000 common share purchase warrants which expire on March 28, 2003. 75,000 of the common share purchase warrants entitle the holder of each common share purchase warrant to purchase one share of common stock of the Company at a price of $0.40 per share. The remaining 75,000 common share purchase warrants entitle the holder, of each common share purchase warrant, to purchase one share of common stock of the Company at a price of $0.60 per share.

     Accordingly, interest expense of $29,500, being the fair value of the warrants granted, has been included in the determination of the loss for the period. The fair value of the warrants granted was determined using the Black Scholes method using the two year life of the warrants, volatility factor of 198%, risk free rate of 5.5% and no assumed dividend rate.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Nine month period ended March 31, 2001
(Unaudited - prepared by Management)

$ United States
================================================================================

7.   CAPITAL STOCK:

      (a) During the nine months ended March 31, 2001 Columbus B.C. issued 143,046 (100,000 prior to the business combination) Class A common shares in exchange for the ownership of a website and associated domain names. The fair value of the shares issued, aggregating $16,821, approximated the fair value of the assets acquired.

      (b) During the nine months ended March 31, 2001 Columbus B.C. issued 14,305 (10,000 prior to the business combination) Class A common shares for stock subscriptions of $1,689 received prior to June 30, 2000.

      (c) During the nine months ended March 31, 2001 Columbus B.C. issued 812,214 (567,800 at Cdn $0.25 (US $0.17) prior to the business combination) Class A common shares for aggregate cash proceeds of $95,507.

      (d) During the nine months ended March 31, 2001, Columbus B.C. issued 429,137 (300,000 prior to the business combination) Class A common shares for services to be performed. The fair value of the shares issued, aggregating $50,464, approximates the fair value of the services to be received.

      (e) During the nine months ended March 31, 2001, Columbus B.C. issued 3,000,000 (2,097,232 prior to the business combination) Class A common shares for brokerage fees related to the business combination described in note 3. The fair value of the shares issued, aggregating $352,784, approximating the fair value of the brokerage services received, has been recorded as a charge to capital stock.

      (f) On February 2, 2001, the directors approved a private placement to sell up to 3,000,000 units at $0.25 per unit. Each unit consists of one share of common stock and one common share purchase warrant. Each two common share purchase warrants entitles the holder to purchase one share of common stock at a price of $0.50 per share for a period of six months from the date of issuance.

      (g)   During   February   2001,   the  Company   received   $250,000   for
            subscriptions for 1,000,000 units as disclosed in note 7(f).


8.   SUBSEQUENT EVENTS:

     On April 26 and 27, 2001 the Company received cash aggregating $179,280 in exchange for convertible promissory notes. The notes are unsecured, non-interest bearing and repayable on or before December 31, 2001. The notes will bear interest at 10% per annum commencing January 1, 2002 if unpaid. At the option of the holders, the notes can be converted to common stock of the Company at a price of $0.50 per share. The notes do not contain a beneficial conversion feature as they are convertible at a price greater than the market price of the Company's common stock at the date of issuance.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Nine month period ended March 31, 2001
(Unaudited - prepared by Management)

$ United States
================================================================================

9.   STATEMENTS OF CASH FLOWS:

     Cash flows from operating activities prepared under the indirect method are as follows:

     ------------------------------------------------------------------------------------------------------------------
                                                                                            Nine months ended
                                                                                              March 31, 2000
                                                                                   ------------------------------------
                                                                                                      |     Predecessor
                                                                                                      |        Business
                                                                                                      |    (note 2 (a))
                                                                                                      | ---------------
                                                From Inception       Nine Months        Period from   |     Period from
                                               (March 3, 1999)             ended   December 1, 1999   | July 1, 1999 to
                                                  to March 31,         March 31,       to March 31,   |    December 15,
                                                          2001              2001               2000   |            1999
     ------------------------------------------------------------------------------------------------------------------
     (Loss) net income                            $ (1,011,778)   $     (770,587)    $     (128,292)  | $       19,015
     Non-cash items:                                                                                  |
         Amortization                                    32,058            26,364             2,141   |          1,071
         Interest - warrants issued as                                                                |
           discount on loans payable                     29,500            29,500                -    |             -
                                                                                                      |
     Accounts receivable                                (14,263)           (7,024)          (16,186)  |          4,545
     Prepaid expenses and deposits                       26,415            32,240            (3,793)  |             -
     Accounts payable and accrued liabilities            94,099            59,640            23,084   |           (295)
     Unearned revenue                                    40,585            15,470            11,103   |         (9,501)
                                                                                                      |
     ------------------------------------------------------------------------------------------------------------------
                                                  $    (803,384)  $      (614,397)   $     (111,943)  | $       14,835
     ==================================================================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Effective November 30, 2000, the Company and Columbus Networks Corporation, a British Columbia company ("Columbus B.C."), executed their share exchange agreement. The Company issued 14,955,475 common shares to the shareholders of Columbus B.C. in consideration for all of the issued and outstanding common shares of Columbus B.C. on the basis of 1.4305 common shares of the Company for each common share of Columbus B.C. The former shareholders of Columbus B.C. obtained control of the Company through the share exchange. The principal business activity of Columbus B.C. is developing electronic recruitment websites including educationcanada.com, educationamerica.net and globalesl.net.

The Company is currently engaged in a private placement of its common stock pursuant to which the Company is offering for sale up to 3,000,000 units at $0.25 per unit to raise up to $750,000 in gross proceeds. Each Unit consists of one share of Common stock and one Warrant. Each two Warrants entitles the holder to purchase one share of Common stock at a price of $0.50 per share for a period of six months from the date of issuance. The proceeds are expected to be used for the Company's marketing efforts and working capital needs. To date $250,000 has been raised pursuant to this private placement.

RESULTS OF OPERATIONS

The Company's level of activity was much greater during the nine months ended March 31, 2001 as compared to the same period in the prior year primarily because the Company commenced operations on December 1, 1999.

During the past nine months, the Company has focused its efforts on developing and marketing its electronic recruitment websites including educationcanada.com, educationamerica.net and globalesl.net. In September 2000 educationamerica.net was launched and the Company hired several marketing and customer service staff to secure memberships to this website from school districts and related education entities. The Company is offering the first year's membership free for a limited time to quickly establish a base of job postings from school districts and private employers and a base of resumes from educators. In February 2001 globalesl.net was launched.

During the nine months ended March 31, 2001, the Company incurred a loss of $770,587 due primarily to professional fees and aggressive marketing activities. The costs related to the marketing activities are included in wages and benefits ($361,455) consulting ($59,209), conferences ($56,130) and travel ($58,290).
During the same period in 2000 very little activity occurred as operations did not commence until December 1, 1999.

Advertising and promotion, consulting, conferences and travel have increased significantly in 2001 over 2000 as the Company carried out aggressive marketing activities in 2001. Amortization expense has increased by $24,223 in 2001 over 2000 as the Company acquired a significant amount of fixed assets and capitalized website development during 2001. Internet fees have increased by $18,352 in 2001 over 2000 as the Company has three websites operating now versus only one in 2000. Professional fees have increased by $88,425 in 2001 over 2000 due to services in connection with the recapitalization transaction and reporting requirements of the Company. Wages and benefits have increased by $290,417 in 2001 over 2000 due to hiring a large number of customer representatives in 2001 and having employees for nine months in 2001 versus four months in 2000.

Fee revenue of $90,176 was earned in the nine months ended March 31, 2001 and a further $40,585 of unearned revenue will be recognized as revenue over the next three months ended June 30, 2001. Fee revenue has risen to $90,176 in the nine months ended March 31, 2001 from $20,508 in the same period ended March 31, 2000 primarily due to having customers for nine months in the current year versus only four months in prior year and also due to expanding the customer base with aggressive marketing.

FINANCIAL CONDITION

Since inception, the Company has financed its operations through the sale of equity, cash acquired in the recapitalization transaction effective November 30, 2000, membership fees received and short term financing. Since inception, the Company has raised $633,049, net of share issuance costs, from the sale of its common stock. Cash in the amount of $362,632 was acquired in the recapitalization transaction discussed above and $135,652 of membership fees and short term loan proceeds of $49,483 have been received since inception.

In April 2001 the Company began its billing cycle for membership renewals beginning in July, 2001. Varying discounts are being offered for early payment to generate cash flow to meet working capital needs.

At March 31, 2001 the Company had a working capital deficiency of $253,612 as compared to a working capital deficiency of $15,349 at June 30, 2000. The increased deficiency is due primarily to the assumption of liabilities of $191,055 in the recapitalization transaction, many of which remain unpaid at March 31, 2001.

PLAN OF OPERATION

Of the current liabilities at December 31, 2000, $224,804 represents trade and other obligations, $79,382 represents debt that does not have a fixed date for repayment and $30,451 represents short term loans that are repayable in June 2001. The unearned revenue of $40,585 represents membership fees received that pertain to the period from April 1, 2001 to June 30, 2001.

At March 31, 2001 the Company had $54,823 cash on hand. Management intends to advance the timing of the billing cycle for renewals of member ships for educationcanada.com and begin the billing cycle for memberships for educationamerica.net during the quarter ending June 30, 2001.

Subsequent to March 31, 2001 the Company raised debt financing in the amount of $179,280 in the form of convertible promissory notes. The advances are non-interest bearing, unsecured and repayable on or before December 31, 2001 after which the advances will bear interest at 10% per annum. At the option of the holders, the notes can be converted to common stock of the Company at a price of $0.50 per share.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 2000, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) demographic changes; (6) government regulations particularly those related to Internet commerce; (7) required accounting changes; (8) equipment failures, power outages, or other events that may interrupt Internet communications; (9) disputes or claims regarding the Company's proprietary rights to its software and intellectual property; and (10) other factors over which the Company has little or no control.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended March 31, 2001, the registrant received $250,000 for subscriptions for 1,000,000 units, each unit consisting of one share of common stock and one common share purchase warrant. Each two common share purchase warrants entitle the holder to purchase one share of common stock at a price of $0.50 per share for a period of six months from the date of issuance.

         The registrant relied upon the exemption from registration contained in
         Section 4(2) of the Securities Act of 1933, as there was only one subscriber. The subscriber is deemed to be sophisticated with respect to the investment in the securities due to its financial condition and involvement in the registrant's business. Restrictive legends will be placed on the stock certificates evidencing the shares and warrants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)    EXHIBITS:  None.

         B)    REPORTS ON FORM 8-K:

               On January 16, 2001, the registrant filed an amendment to its report on Form 8-K, dated December 8, 2000, reporting under Items 1, 2, and 5 the business combination with Columbus Networks Corporation. The unaudited historical financial statements of Columbus Networks Corporation were filed, with the audited historical financial statements of Columbus Networks Corporation and pro forma financial information having been filed previously.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COLUMBUS NETWORKS CORPORATION
                                     (Registrant)



Date:  May 16, 2001                  By:   /s/ Scott McLean
                                        ----------------------------------------
                                            Scott McLean, Vice President and
                                            Chief Financial Officer