Form 10KSB
period 2001-06-30
COLUMBUS NETWORKS CORP
filed 2001-10-19
CIK 1062276

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] (Mark One) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from to ------------------ --------------

                         Commission file number: 0-27953

                          COLUMBUS NETWORKS CORPORATION
                 (Name of small business issuer in its charter)

           NEVADA                                                98-0187538
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

       #100 - 1295 STEVENS ROAD, KELOWNA, BRITISH COLUMBIA, CANADA V1Z 2S9
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (250) 769-8099

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $117,940

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $844,427 AS OF OCTOBER 5, 2001

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,859,323 AS OF OCTOBER 5, 2001

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]



Exhibit index on page 15                                      Page 1 of 30 pages

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

CORPORATE HISTORY

Columbus Networks Corporation (the "Company" or "Columbus Networks"), formerly Golden River Resources Inc., was incorporated on June 17, 1997 under the laws of the State of Nevada and its principal business activity is developing electronic recruitment websites including educationcanada.com, educationamerica.net and globalesl.net. The Company earns subscription fees paid by the employers that use the websites to recruit teaching professionals. Prior to the Company's business combination effective November 30, 2000 with Columbus Networks Corporation ("Columbus B.C."), a British Columbia company, the Company was a shell company that was actively pursuing an operating company. To acquire all of the outstanding shares of Columbus B.C., the Company issued 14,955,475 shares of its common stock to the Columbus B.C. shareholders, after having effected a 1-for-4 reverse stock split of its outstanding shares. The Company, through its subsidiary, currently provides sector-specific electronic recruitment services to educators, school districts, universities and private educational employers in the education system of Canada and the United States.


COLUMBUS NETWORKS CORPORATION

At the time of acquisition by the Company, Columbus B.C. was a privately owned Kelowna-based company. The business now being carried on by Columbus B.C. was originally conceived and implemented by a partnership which included Dan Collins. The partnership (Columbus Communications) rolled over its assets into a corporation effective December 15, 1999.

As a recruitment solution provider, the Company offers educational employers such as schools and districts the ability to post job vacancies electronically on the Internet. The Company generates revenues by charging a fee for the placement of these job vacancies posted on one, or all, of its three websites:

         o Education Canada Network (ECN) - www.educationcanada.com: Since operations began in 1997, the Education Canada Network has been the number one provider of e-recruitment services to the educational sector in Canada. In March 2001, ECN was re-launched as a bilingual site. As of September 1, 2001, ECN had 401 employer subscribers.

         o     Education  America  Network  (EAN)  -   www.educationamerica.net:
               Launched in September 2000, the Education America Network is the largest education specific employment network in the United States, with 892 clients from all 50 states as of September 1, 2001.

         o Global ESL Network (GEN) - www.globalesl.net: Acquired in June 2000, the Global English as a Second Language (ESL) site serves those English speakers who wish to travel to other countries teaching English as a second language. The Global ESL Network actively targets ESL institutions around the world, offering ESL employment opportunities, forums, and ESL book reviews.

Services include on-line resume services, job postings, a bookstore, electronic application forms as well as other related services that meet the needs of the client. The Company intends to expand the scope of services within its websites by adding unique entry portals for students, teachers and employers. These portals will be distinctive storefronts to other resources, services and features that will benefit both the employer and educators.

There are approximately 120 countries around the world that access the Company's websites on a daily basis.

COLUMBUS NETWORKS' PRODUCTS

The Company is able to provide its clients/customers with a high quality, cost effective and efficient alternative to recruiting educators to fill job vacancies, based on a unique dynamic use of technology and the Internet.

The Company sells membership services, which include:

         o JOB POSTINGS. Each membership entitles the employer to unlimited postings throughout the year.

         o RESUME SEARCHES. A fully automated feature of the ECN, EAN and GEN, the Resume Registry handles all posted resumes as well as all resume search functions by employers. The dynamic new interface and easy-to-use search mechanism allow even non-experienced Internet users to handle the system with ease. A simple click of the mouse can call up hundreds or thousands of resumes in a matter of seconds. The quality and integrity of this database is assured by having resumes removed that have not been updated within a three-month period.

         o JOB ALERTS. Daily e-mails are sent out to all resume holders to alert them about new job postings that have been posted on the ECN, EAN or GEN. This is another function that will soon be fully automated. Job seekers will have options available to them to customize which job alerts they get and from which province. For example, it is possible for a teacher to specify that they only want to receive secondary math postings from British Columbia and Ontario and the job alert function will email them all the pertinent details of such a posting that matches their pre-set criteria immediately upon it being posted.

         o CLIENT & TECHNICAL SERVICES. Members are provided with a toll free 1-800 number in which they can call at anytime for support on everything from job posting assistance to resume search help.

The Company provides FREE SERVICES to educators, which include:

         o POSTING OF A RESUME. All visitors to the ECN, EAN and GEN have the opportunity to post, edit, renew, or delete their own personalized resume 24 hours a day. Additional features to be added will include the ability to apply to postings with the simple click of their mouse. This feature will automatically pull the job seekers resume directly out of the Resume Registry and Student Registry, and submit it into the electronic mailbox of that particular employer.

         o FAST FIND SEARCH ENGINE. This unique search engine will allow job seekers to search for any posting across Canada, United States or the world that matches their qualifications or experience in less than five seconds. The advantage of this search function is that to do this by any other means or method would result in buying every newspaper in each country. Using the Company's system, a job seeker can conduct the search from home, the school, or any other location in seconds using the Internet.

THE MARKET FOR COLUMBUS NETWORKS' SERVICES

In 1998, Forrester Research reported that 17% of Fortune Global 500 companies used the Internet for recruiting. A year later, 45% of Fortune Global 500 companies actively recruited online. It is estimated by Forrester that by 2003 employers will spend $1.7 billion on e-recruiting services, which is up from $105 million in 1998. [Source: Fortune Magazine, July 1999].

Industry growth in e-recruitment as a whole is expected to be unprecedented in the next 5 to 10 years. The July 1999 issue of Windows Magazine states that, "AMERICAN EMPLOYERS SPENT APPROXIMATELY $108 MILLION DOLLARS ON JOB POSTINGS ON THE INTERNET AND EXPECTS THIS FIGURE TO RISE TO $5 BILLION DOLLARS ANNUALLY". It went on to state that "by the year 2004, that as many as 98% of all employers will do some form of advertising on electronic job posting sites". The highlight of the article was that it identified that those e-recruitment networks and job posting web sites that focused on specific sectors (e. g., education, health, law) rather than careers in general would see the highest growth potential.

Recent teacher supply and demand studies in Ontario, Australia, New Zealand, United States and the U. K. are forecasting a teacher shortage crisis. The implications of teacher shortages will, therefore, not be confined to Canada in coming years.

The following provides excerpts from studies that summarize some major points related to teacher supply and demand around the world:

Ontario(1):

         o Over 41,000 or about one-quarter of Ontario teachers will retire by 2003, increasing to over 78,000 or almost half of the provinces teaching force by 2008.

United States(2):

         o     United States facing largest teacher shortage in its history

         o U. S. secretary of education expects demand for additional teachers to reach 200,000 per year for next 10 years with first time teachers accounting for between one-half to two-thirds of them.

Australia(3):

         o Aging teaching force expected to result in increased teacher losses related to retirement averaging about 3,000 teachers over the period ending in 2004.

United Kingdom(4):

         o $25 million hardship fund is available from the Department for Education and Employment for those in subjects where teacher shortage exists, at the secondary level.

         o     $325 million being offered in short-term to boost recruitment

American school districts are currently receiving funds - a total of $1.2 billion - that will enable them to recruit, hire, and train new teachers for the 1999-2000 school year. This is just the first installment of an initiative that is anticipated to provide $12.4 billion over 7 years to help schools hire 100,000 new teachers. The appropriation for fiscal year 2000 is $1.3 billion.

MARKETING

The Company's marketing strategy is focused primarily on branding its education e-recruitment sites in their respective markets. The Company will seek to differentiate each `brand' from other e-recruitment services in the education marketplace through emphasis of the following core components:

o Customer sign-up through limited trial offers o Customer maintenance of relationship through service objectives o User sign-up/use through no-strings and no-cost search capabilities o User maintenance through above with job application storage solutions o User maintenance through technological advantages over competitor sites

The Company has identified key conferences to attend in both Canada and the United States in conjunction with educational associations, universities and colleges and plans to promote the services of the Education Canada and Education America Networks. The Company will emphasize the value added services offered through an extensive client and user support network.

Creating strategic alliances and partnerships with those associations and organizations whose members or participants are the clients and users of the Company's networks has already solidified Columbus Networks'

--------------

(1) Ontario College of Teachers Supply and Demand Model
(2) Article published in the American publication Phi Delta Kappan
(3) November 1998 study commissioned by the Australian Council of Deans of Education.
(4) United Kingdom Department for Education and Employment position within the education communities in Canada and the U.S. This strategy is an important component for the entrance to the U.S. market through partnerships with the Virginia, Texas and Ohio School Personnel Associations. Further, strategic partnerships through educational associations such as the Southeast Association for Employment in Education and the Canadian School Board Association have enabled dialogue to introduce the services to new members quickly and authoritatively. Finally, strategic partnerships with universities and colleges introduce the service to the new educational workforce members (graduating students) and brand the sites for these users as THE service to use for employment in education.

Beyond the current membership fees, there are several opportunities to generate additional revenue. The creation of a world network of education employment websites will provide opportunities to create new services that will allow the Company's existing client base to search the resume databases of professionals from other countries. This service will be offered to clients for an additional fee. The Company is also planning the addition of other services such as automated resume search bots, online applicant interviews, and online application forms to provide new avenues to increase revenue.

COMPETITION

The market for Internet-based recruitment services in the field of education is rapidly evolving and quite competitive. Numerous companies provide Internet-based recruitment services to both public and private educational employers. Although dynamic, complex and fairly competitive, the e-recruitment industry provides considerable new business opportunities to those companies with superior business models. Business models evident in the industry vary dramatically depending on many factors, including target market, human resource models, legacy services, available capital and primary strategic objectives. Traditional off-line companies are now establishing an increasing presence on the Internet as well as companies providing targeted solutions for specific industries and customer groups.

In Canada the three leading web sites currently operating in the educational e-recruitment market are the Company's Education Canada Network (ECN), APPLY TO TEACH NETWORK and JOBS IN EDUCATION. However, having operated in Canada for the past 5 years, the Education Canada Network has emerged as the premier education job-posting network in the country. Key relationships/partnerships with over 15 provincial education associations and organizations has made it difficult for new entrants to this market.

There are a number of education recruitment web sites concentrating primarily on jobs in the U.S. Some of the well-known sites posting U.S. employment opportunities include the Company's Education America Network (EAN), teachers.net, teachersonline.com, K12Jobs, Academic Employment Network, edjob.com, teacher-teacher.com and Appointment for Teachers.

The recent entrance the Company's Education America Network (EAN) into the U.S. market with a limited trial offer has hurt a number of these companies by reducing their market share. The accelerated growth in the EAN client base and jobs posted rivals and exceeds all of the current competitors combined. The fact that the EAN is truly a national service with clients in every state provides an advantage that no other service can legitimately claim. The success of the Company's EAN in the U.S. is due in part to the fact that competition is fragmented by states or regions. Launched in September, 2000 the EAN became the largest educational job posting web site with 35,000 jobs posted. The key to the successful entrance of the EAN is attributed to the development of partnerships with the state employer associations to market to their own clients.

INTELLECTUAL PROPERTY

The  Company's  business  does  not  involve  patents,   trademarks,   licenses,
franchises, concessions, or royalty agreements.

RESEARCH AND DEVELOPMENT

The Company has not engaged in any research and development activities during the last two fiscal years.

GOVERNMENT REGULATION

At present, no government approval is required for the Company's products and services. There are no government regulations on the Company's business other than those that apply to all businesses generally.

COLUMBUS NETWORKS' STATED BUSINESS OBJECTIVES

As an important component in its marketing strategy, the Company intends to use educational associations and organizations around the world as marketing/development channels to achieve its business and marketing objectives.

The Company aims to:

         o     Increase the number of clients in the Education Canada Network;
         o     Develop the Education America Network for the United States;
         o     Develop the Global ESL Network
         o Develop education networks for Korea, the United Kingdom, Japan and other countries that are all connected to one world wide network;
         o Provide clients/ customers with an efficient, cost-effective recruitment tool;
         o     Maintain customer service levels of the highest standard; and
         o Increase its revenue base by developing additional on-line resources/ services for educators

The Company's four primary objectives over the next 24 months are:

         (1) generate and develop a revenue model to assure that the Company becomes profitable and self-sustainable by July 2002;

         (2) achieve an 80%market share in Canada and a 10% market share in the U.S. by July 2002;

         (3) continue to develop services that meet the needs of the Company's clients on a global scale; and

         (4) achieve national brand name recognition of the Company's networks in Canada, the U.S. and the world.

EMPLOYEES

As of September 1, 2001, the Company employed 24 persons full-time at its Kelowna office.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company rents approximately 2,911square feet of office space at 1295 Stevens Road in Kelowna, British Columbia, for $3,594.67 per month (including GST).


ITEM 3.  LEGAL PROCEEDINGS.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is quoted on the OTC Bulletin Board system of the National Association of Securities Dealers with the symbol CLMK. The Company's common stock was quoted on the OTC-BB from January 15, 1999 to December 1, 1999 and from July 21, 2000 to December 11, 2000 under the symbol GDRV. From December 2, 1999 to July 21, 2000, the common stock was quoted on the "pink sheets." It has been trading under the symbol CLMK since December 11, 2000.

The following table lists the high and low bid prices quoted on the OTC-BB of the National Association of Securities Dealers and pink sheets of the National Quotation Bureau for shares of the Company's common stock for each of the fiscal quarters for the last two fiscal years.

FISCAL QUARTER ENDED                     HIGH BID                 LOW BID
September 30, 1999                         $1.76                   $0.38

December 31, 1999                          $1.16                   $0.04

March 31, 2000                             $1.12                   $0.08

June 30, 2000                              $0.88                   $0.40

September 30, 2000                         $0.81                   $0.25

December 31, 2000                          $0.72                   $0.19

March 31, 2001                             $0.59                   $0.19

June 30, 2001                              $0.30                   $0.10



On October 5, 2001, the high and low bid prices were $0.07 and $0.05, respectively.

The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The Company's common stock is issued in registered form and the following information is taken from the records of Computershare Trust Company (formerly American Securities Transfer and Trust Inc.), of 12039 W. Alameda Parkway, Suite Z-2, Lakewood, Colorado 80228, the registrar and transfer agent for the common stock.

On July 16, 2001, the shareholders' list for the Company's common stock showed 199 registered shareholders and 20,859,323 shares outstanding.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Effective November 30, 2000, the Company completed the acquisition of 100% of the outstanding common shares of Columbus B.C.. As the Columbus B.C. shareholders obtained effective control of the Company through the exchange of their shares of Columbus B.C. for shares of the Company, the acquisition has been accounted for in these consolidated financial statements as a reverse acquisition. Consequently, the consolidated statements of loss and deficit and changes in cash flows reflect the results from operations and changes in financial position of Columbus B.C., the legal subsidiary, since inception combined with those of the Company, the legal parent, from the date of acquisition on November 30, 2000, in accordance with generally accepted accounting principles for reverse acquisitions. In addition, the comparative figures are those of Columbus B.C., the legal subsidiary.

The Company's fiscal year end is June 30. The following is a summary of certain selected financial information for the fiscal years ended June 30, 2001 and 2000. Reference should be made to the financial statements attached to this registration statement to put the following summary in context. All dollar figures referred to in this section relating to the Company are listed in US dollars unless otherwise noted.



                                       Year Ended                Year Ended
                                     June 30, 2001             June 30, 2000

Revenues                              $   117,940                $  39,947
Net loss                              $(1,166,237)               $(241,191)
Loss per share, basic and diluted     $     (0.07)               $   (0.06)

                                      June 30, 2001                June 30, 2000

Working capital deficiency            $  (629,808)               $ (15,349)
Total assets                          $   266,670                $ 116,111
Long-term obligations                 $         0                $       0


RESULTS OF OPERATIONS

REVENUES.

Revenues  are  comprised   primarily  of  membership  fee  revenue  earned  from
subscribers to the Company's web sites.

Revenues for the fiscal year ended June 30, 2001 increased by 195% over revenues for the previous fiscal year, due primarily to a 208% increase in fee revenue. The increase is due to the launching of the Education America Network in September 2000 and the acquisition of the Global ESL Network in June 2000.

The unearned revenue as at June 30, 2001 and 2000 of $153,969 and $25,115, respectively, were comprised primarily of membership fees received at June 30, 2001 and 2000 that pertained to the subscription periods July 1, 2001 to June 30, 2002, or July 1, 2000 to June 30, 2001, as the case may be.

OPERATING EXPENSES.

Operating  expenses  for the  fiscal  year  ended  June 30,  2001  increased  by
$1,003,039 or 357% over the fiscal year ended June 30, 2000. The Company increased significantly its level of activity by launching the Education America Network website in September 2000 and acquiring the Global ESL Network in June 2000. This resulted in the hiring of 10 new client service representatives, 3 regional sales representatives and 3 technical staff. Significant changes in specific operating expenses include:

         o Consulting - Consulting fees of $87,058 were paid in fiscal 2001 to investor relations representatives who assisted the Company in providing information to the shareholders of the Company. No consulting fees were incurred in fiscal 2000.

         o     Conferences  -  The  Company  attended  various   conferences  to
               establish a subscriber base for its websites. This expense item increased by 725% over the previous fiscal year.

         o Office - Due to the rapid growth of the business and the increase in staffing levels, the Company's office expense (office supplies, courier expense, postage, printing and other office related expenses) increased by 946% to a total of $90,454. The bulk of the increase is directly related to the costs related to direct marketing efforts to associations and school districts in the United States in conjunction with the launch of the Education America Network website in September 2000.

         o Professional fees - These expenses include fees for services of the Company's legal counsel and accountants. Fees for the 2001 fiscal year increased by 741% over fiscal 2000 due primarily to the business combination between the Company and Columbus B.C., as well as compliance with public company reporting requirements.

         o Travel - A significant amount of travel and attending at conferences took place in the year ended June 30, 2001 to establish contacts with potential subscribers and arrange financing, particularly with regard to establishing a subscriber base for the Education America Network. This expense item increased by 417% over the previous fiscal year.

         o Wages and benefits - Wages and benefits were 42% of the Company's total operating expenses for the fiscal year ended June 30, 2001 and increased by 296% over the previous fiscal year due to the hiring of 10 new client service representatives, 3 regional sales representatives and 3 technical staff.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL POSITION

In the past the Company has satisfied its working capital and capital expenditure requirements from a combination of debt and equity financing. During the fiscal year ended June 30, 2001, the Company issued 812,214 shares for cash of $95,507 and sold 1,000,000 units, consisting of common stock and warrants, for $250,000. During the fiscal year ended June 30, 2001, the Company issued convertible promissory notes, which expire December 31, 2001 and are convertible into common shares at $0.50 U.S. per share for $179,114. The notes bear no interest until December 31, 2001 after which time interest will accrue at the rate of 10% per annum.

As at June 30, 2001, the Company had a working capital deficiency of $629,808 and virtually no cash. Cash generated from operations is still insufficient to cover operating expenses. Until such time as the Company generates membership fee revenue from its websites to cover operating expenses, the Company will be dependent upon continued debt and/or equity financing. There is no assurance that the Company will be able to obtain such additional funds on favorable terms, if at all. The Company's inability to raise sufficient funds could require it to delay, scale back or eliminate certain planned projects and/or marketing efforts.

The report of the Company's independent auditors on the financial statements for the year ended June 30, 2001, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations and had a deficit of $1,407,428 at June 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Subsequent to June 30, 2001, the Company sold 1,000,000 shares of common stock and 1,000,000 warrants for $200,000 and converted loans payable, accounts payable, and debt totaling $40,952 for stock subscriptions for 248,000 shares. In addition, the Company received cash subscriptions of $227,873 for 1,380,000 shares of common stock.

The Company plans to raise an additional $500,000 to $750,000 through bridge financing (equity or convertible debentures) during the second quarter of the current fiscal year and a further $2,000,000 in equity financing in the third quarter of the current fiscal year. There can be no assurance that the Company will be successful in these efforts.

PLAN OF OPERATION

Assuming that adequate funding is obtained as described above, the Company plans to develop a Teach BC model for the British Columbia provincial government and a Teach Texas model for the State of Texas during the second and third quarters of the current fiscal year. The Teach BC model and Teach Texas models are proposed to make the job application process paperless. The Company will continue its efforts to increase its market share in the U.S. and to pursue and develop strategic partnerships with EAN and ECN.

A number of activities will be combined with those key ones identified above as the Company concentrates its efforts on achieving business objectives which include reaching profitability. As described in Item 1. Business - Marketing above, the Company will focus on state and provincial governments/ organizations in its efforts to increase memberships.

Due to a critical shortage of cash, the Company has scaled down its overhead for fiscal 2002 significantly and requires approximately $750,000 in equity or debt financing during fiscal 2002, without which it is highly unlikely the Company will be able to continue as a going concern. It is expected that operating expense for fiscal 2002 will be approximately $1,000,000.

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


ITEM 7.  FINANCIAL STATEMENTS.

The audited financial statements of the Company for the fiscal years ended June 30, 2001 and 2000 are attached hereto as pages F-1 to F-14. Effective November 30, 2000, the Company completed the acquisition of 100% of the outstanding common shares of Columbus B.C.. As the Columbus B.C. shareholders obtained effective control of the Company through the exchange of their shares of Columbus B.C. for shares of the Company, the acquisition has been accounted for in these consolidated financial statements as a reverse acquisition. Consequently, the consolidated statements of loss and deficit and cash flows reflect the results from operations and changes in financial position of Columbus B.C., the legal subsidiary, since inception combined with those of the Company, the legal parent, from the date of acquisition on November 30, 2000, in accordance with generally accepted accounting principles for reverse acquisitions. In addition, the comparative figures are those of Columbus B.C., the legal subsidiary.


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


NAME                        AGE         POSITION

Dan Collins                  41         President, Chief Executive Officer and Director

Brent Shannon                40         Vice-President, Chief Financial Officer, Corporate Secretary and Treasurer

Mike Sproule                 30         Director of Networks

Vern Berg                    59         Director

Merv Weiss                   57         Director

Wallace Nesbitt              58         Director


Our directors are elected by our shareholders and our officers are appointed annually by our board of directors. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

DAN COLLINS - PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

Mr. Collins founded Columbus Communications, the predecessor to Columbus B.C., in January, 1997. He has served as the President and Chief Executive Officer of Columbus B.C. or its predecessor since that time. Prior to founding Columbus Communications, Mr. Collins owned and managed General Business Group, a business consulting venture. Mr. Collins is a 1986 graduate of the Business Development Program at the British Columbia Institute of Technology. He served from January 1990 to December 1996 as a Special Projects Coordinator with the provincial government's small business branch. He has served as a consultant, lecturer, facilitator, trainer and guest speaker on business development for the provincial and federal governments for a number of years. In 1988, the Honorable Grace McCarthy awarded Mr. Collins a medal for his contribution to business development in British Columbia. In relation to the education sector, Mr. Collins served as school board trustee in School District No. 28 (Quesnel) from 1994 to 1997 and as a result has in depth knowledge of school board operations including the process of recruiting and hiring teachers.

BRENT SHANNON - VICE PRESIDENT, CHIEF FINANCIAL OFFICER, CORPORATE SECRETARY, AND TREASURER

Mr. Shannon has been the Vice President and Chief Financial Officer of the Company since June 2001 and its Corporate Secretary since August 2001. Mr. Shannon is a Certified General Accountant (1994) and holds a Bachelor of Business Administration from Simon Fraser University (1989). Over the last two decades, Mr. Shannon has served as controller, chief financial officer, and chief operating officer for a number of companies in British Columbia. Prior to joining the Company, Mr. Shannon was Chief Operating Officer at Al Stober Constuction Ltd. of Kelowna, B.C. from December 1998 to June 2001 and was Chief Financial Officer at Acorn Homes Ltd. of Westbank, B.C. from November 1996 to November 1998.

MIKE SPROULE - DIRECTOR OF NETWORKS

Mr. Sproule has been Mr. Sproule is a graduate of Wilfrid Laurier University with a Bachelor of Arts in Economic and Political Science (1992). Mr. Spoule has been employed in the position of Director of Networks at Columbus B.C. since November, 1999. Prior, from August 1997 to November 1999, Mr. Sproule was employed by the Community Futures Development Corporation in the position of Project Coordinator. He is also a candidate for a Master of Art in International Studies from the University of Northern British Columbia (2000). Mr. Sproule is an entrepreneurial individual who for the past five years has been involved in a number of businesses including a neighborhood pub in Victoria and a consulting company, which assisted individuals in planning and setting up small business ventures.

Included in his entrepreneurial activities, Mr. Sproule has extensive knowledge in small business development on the Internet including business planning, web design/ maintenance and web site marketing. Mr. Sproule's efforts have been recognized nationally with the receipt of two awards: the Young Navigator's IT Entrepreneur Award (1999) and 2nd runner-up in the CIBC-ACE National Student Entrepreneur of the Award (1997).

VERN BERG - DIRECTOR

Mr. Berg has been a director of the Company since December 2000 and a director of Columbus Networks since December 2000. Since September 1999, he has been the Superintendent of Schools School District #67 (Okanagan Skaha) in Penticton, British Columbia, and is a noted leader in human resources and employee relations. Prior to this position, Mr. Berg was the Assistant Superintendent of Schools for School District #67 from January 1996 to August 1999. Streamlining procedures to become more efficient and cost-effective while creating the best possible learning environment for students has always been the highest priority in his endeavors.

MERV WEISS - DIRECTOR

Mr. Weiss has been a director of the Company since December 2000, and a director of Columbus Networks since December 2000. Mr. Weiss is a graduate of the Canadian Securities Institute, and worked as a securities advisor from 1964 to 1974 in Ontario, Canada. In 1975, he moved to Kelowna, British Columbia, where he has participated in raising funds and arranging financing for several venture start-up companies, as well as oil and gas, mining and building development throughout British Columbia and Alberta.

WALLACE NESBITT

Mr. Nesbitt has been a director of the Company since June 2001. He is an independent financier who has been involved in both private and public companies for 35 years. During this time, he has acted as a financier, angel investor, consultant, director, and founder of public and private companies.

No other directorships are held by each director in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or any company registered as an investment company, under the Investment Company Act of 1940.

Messrs. Collins and Weiss may be deemed to be "promoters" and "control persons" of the Company, as that term in defined in the Securities Act of 1933. There are no other control persons.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During the fiscal year ended June 30, 2001, the following persons were required to file reports under Section 16(a) of the Securities Exchange Act of 1934:

REPORTING PERSON             DATE REPORT DUE                DATE REPORT FILED

Dan Collins                Form 3 due 12/18/00                  01/25/01

Scott McLean               Form 3 due 12/18/00                  01/25/01

Greg Shannon               Form 3 due 12/18/00                  01/04/01





REPORTING PERSON             DATE REPORT DUE                DATE REPORT FILED

Tom Beadman                Form 3 due 12/18/00                  02/06/01

Merv Weiss                 Form 3 due 12/18/00                  10/10/01

Vern Berg                  Form 3 due 12/18/00                  03/30/01




ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information for all persons who have served as the chief executive officer of the Company for the last three completed fiscal years:

                           SUMMARY COMPENSATION TABLE
                                                                     LONG TERM COMPENSATION
                                  ANNUAL COMPENSATION                  AWARDS             PAYOUTS
                                                  OTHER
                                                  ANNUAL      RESTRICT-    SECURITIES
NAME AND                                       COMPENSATION   ED STOCK     UNDERLYING     LTIP         ALL OTHER
PRINCIPAL                   SALARY     BONUS       ($)        AWARD(S)      OPTIONS/     PAYOUTS      COMPENSATION
POSITION            YEAR      ($)       ($)                      ($)        SARS (#)        ($)           ($)
Dan Collins,        2001     95,000     -0-       95,000         -0-           -0-          -0-           -0-
President (1)<F1>

David St. Clair     2001      -0-       -0-        -0-           -0-           -0-          -0-           -0-
Dunn, President     2000      -0-       -0-        -0-           -0-           -0-          -0-           4,715
(2)<F2>             1999      -0-       -0-        -0-           -0-           -0-          -0-          18,333

David Parsons,      1999      -0-       -0-        -0-           -0-           -0-          -0-           -0-
President (3)<F3>

Ryan Barnard,       1999      -0-       -0-        -0-           -0-           -0-          -0-           -0-
President (4)<F4>   1998      -0-       -0-        -0-           -0-           -0-          -0-           -0-
---------------

(1)<F1>  Mr. Collins has been the President since December 8, 2000.
(2)<F2> Mr. Dunn was the President from April 7, 1999 to December 8, 2000. The amount paid was for geological work.
(3)<F3>  Mr. Parsons was the President from December 18, 1998 to April 7, 1999.
(4)<F4>  Mr. Barnard was the President from April 3, 1998 to December 18, 1998.


STOCK OPTION PLAN

During the fiscal year ended June 30, 1999, the Board of Directors of the Company adopted a stock option plan, whereby directors, officers and employees of the Company were granted the right to subscribe for up to 10% of the issued and outstanding shares of the Company at prices to be fixed at the time of grant. Shareholders adopted the plan at a meeting held December 3, 1999.

Options have been granted under this plan as follows:

         Granted............................................  425,000
         Exercised..........................................        0
         Cancelled/expired..................................        0
                                                              --------
         Balance, June 30, 2000.............................  425,000
                                                              --------
         Granted............................................        0
         Exercised..........................................        0
         Cancelled/expired..................................  (75,000)
                                                              --------
         Balance, June 30, 2001.............................  350,000
                                                              ========

PLANS AND OTHER COMPENSATION

The Company paid or accrued management fees of $35,000, $57,104 and $55,618 to Bruce Manery and Roger Watts during the years ended June 30, 2001, 2000 and 1999, respectively. Messrs. Manery and Watts were officers and directors of the Company during those years.

No "Long Term Incentive Plan" has been instituted by the Company and no such plans are proposed at this time. Accordingly, there is no LTIP Awards Table set out in this registration statement. The Company does not have a "Compensation Committee".

No pension plans or retirement benefit plans have been instituted by the Company and none are proposed at this time.

In addition to the foregoing, officers and directors are also entitled to the reimbursement of all reasonable business expenses.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of July 16, 2001, the outstanding common stock of the Company owned or of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's common stock, and the name and shareholdings of each officer and director and all officers and directors as a group.


                                                               PERCENTAGE  OF
        NAME                              SHARES OWNED      COMMON STOCK OWNED(1)<F1>

DAN COLLINS(2)<F2> (3)<F3>                  4,256,404              20.4%
100 - 1295 Stevens Road
Kelowna, British Columbia
Canada V1Y 2S9

MERV WEISS (2)<F2>(4)<F4>                   2,386,091              11.4%
Merv-Co Holdings Ltd.
5884C Beach Avenue
Peachland, British Columbia
Canada V0H 1X7

MICHAEL SPROULE                               143,046               0.7%

VERN BERG                                       0                    --

WALLACE NESBITT                                 0                    --

BRENT SHANNON                                   0                    --

ALL OFFICERS & DIRECTORS                    6,785,541              32.5%
AS A GROUP (6 PERSONS)
-----------

(1)<F1> This table is based on 20,859,323 shares of common stock outstanding on July 16, 2001. If a person listed on this table has the right to obtain additional shares of common stock within sixty (60) days from July 16, 2001, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(2)<F2> These individuals are the officers and directors of the Company and may be deemed to be "parents" of the Company as that term is defined in the rules and regulations promulgated under the federal securities laws.

(3)<F3> Held of record by the Collins Family Trust, of which Mr. Collins is a co-trustee.

(4)<F4> Held of record by Merv-Co Holdings Ltd. of which Mr. Weiss is a principal. Includes 2,100,000 shares purchased on July 20, 2001 by Merv-Co Holdings Ltd.


CHANGES IN CONTROL

We are not aware of any arrangements that may result in a change in control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended June 30, 2001, the Company paid or accrued management fees of $35,000 to officers and directors of the Company. At June 30, 2001, $84,417 payable to the directors is included in accounts payable. The Company is disputing this payable.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

       REGULATION
       S-B NUMBER                  DOCUMENT
          2.1             Share Exchange Agreement dated October 30, 2000 (1)<F1>

          3.1             Articles of Incorporation (2)<F2>

          3.2             Bylaws (2)<F2>

          3.3             Certificate of Amendment to Articles of Incorporation (3)<F3>

          10.1            1999 Stock Option Plan (2)<F2>

           21             Subsidiaries of the Registrant<F2>

---------------

(1)<F1>  Incorporated   by  reference  to  the  exhibits  to  the   registrant's
         definitive proxy statement filed November 7, 2000.

(2)<F2>  Incorporated   by  reference  to  the  exhibits  to  the   registrant's
         registration statement on Form 10-SB.

(3)<F3> Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 8, 2000.

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COLUMBUS NETWORKS CORPORATION



Date:  October 19, 2001                 By:/s/ Dan Collins
                                           -------------------------------------
                                           Dan Collins, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                     TITLE                                   DATE
                                         President, Chief Executive Officer and
/s/ Dan Collins                          director (Principal Executive Officer)                 October 19, 2001
------------------------------------                                                            ----------------
Dan Collins
                                         Vice President, Chief Financial Officer,
                                         Corporate Secretary and Treasurer (Principal
/s/ Brent Shannon                        Financial and Accounting Officer)                      October 19, 2001
------------------------------------                                                            ----------------
Brent Shannon


                                         Director
------------------------------------                                                            ----------------
Vern Berg


/s/ Merv Weiss                           Director                                               October 19, 2001
------------------------------------                                                            ----------------
Merv Weiss



                                         Director
------------------------------------                                                            ----------------
Wallace Nesbitt


                      CONSOLIDATED FINANCIAL STATEMENTS OF

                          COLUMBUS NETWORKS CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                            YEAR ENDED JUNE 30, 2001

AUDITORS' REPORT TO THE STOCKHOLDERS


We have audited the consolidated balance sheets of Columbus Networks Corporation (a development stage enterprise) as at June 30, 2001 and 2000 and the consolidated statements of operations, stockholders' (deficiency) equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company as at June 30, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2(a) to the consolidated financial statements, the Company has a working capital deficiency of $629,808 as at June 30, 2001 and has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SIGNED "KPMG LLP"

Chartered Accountants



Kelowna, Canada

September 5, 2001

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Consolidated Balance Sheet

June 30, 2001 and June 30, 2000

$ United States

                                                                                              2001            2000
ASSETS
Current assets
    Cash                                                                                  $         -      $  31,986
    Accounts receivable (net of allowance for doubtful accounts of $nil (2000 - $nil))         92,412          7,239
    Receivable from directors (note 4)                                                         20,131              -
    Prepaid expenses and deposits                                                              15,378          5,825
                                                                                          ------------     ----------
                                                                                              127,921         45,050

Fixed assets (note 5)                                                                         112,952         51,271

Website development (note 6)                                                                   25,797         19,790
                                                                                          ------------     ----------
                                                                                          $   266,670      $ 116,111
                                                                                          ============     ==========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current liabilities
    Cheques issued in excess of funds on deposit                                          $     7,084      $       -
    Accounts payable and accrued liabilities                                                  254,794         34,459
    Unearned revenue                                                                          153,969         25,115
    Debt (note 7)                                                                              80,165              -
    Loans payable (note 8)                                                                     77,939              -
    Payable to directors                                                                            -            825
    Convertible promissory notes (note 9)                                                     183,778              -
                                                                                          ------------     ----------
                                                                                              757,729         60,399

Stockholders' (deficiency) equity
    Capital stock (note 10)
         1,000,000 preferred shares with a par value of $0.01 per share authorized
        50,000,000 common shares with a par value of $0.001 per share authorized,
                   20,859,323 issued (June 30, 2000 - 10,556,773)                              20,859         10,557
    Additional paid in capital                                                                641,033        282,621
    Subscription for shares (note 10 (b))                                                     250,000          1,689
    Deficit accumulated during the development stage                                       (1,407,428)      (241,191)
    Accumulated other comprehensive income:
      Cumulative translation adjustment                                                         4,477          2,036
                                                                                          ------------     ----------
                                                                                             (491,059)        55,712
Commitments (note 11)
Contingency (note 12)
Subsequent events (note 13)
                                                                                          ------------     ----------
                                                                                          $   266,670      $ 116,111
                                                                                          ============     ==========

Approved by the Board:

                                               , Director
-----------------------------------------------

                                               , Director
-----------------------------------------------

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Consolidated Statements of Operations

Years ended June 30, 2001 and 2000

$ United States

                                                                                                         Predecessor
                                                                                                            Business
                                                                                                        (NOTE 2 (B))
                                                                                                     ---------------
                                              From Inception                                             Period from
                                             (March 3, 1999)                                         July 1, 1999 to
                                                 to June 30,                                            December 15,
                                                        2001              2001                2000              1999
                                                ------------      ------------          ----------         ---------
Fee revenue                                     $   155,535       $   117,384           $  38,151          $  53,850
Interest and other income                             2,352               556               1,796                  -
                                                ------------      ------------          ----------         ---------
                                                    157,887           117,940              39,947             53,850

Expenses
     Advertising and promotion                       56,026            38,746              17,280                893
     Amortization - fixed assets                     34,054            28,846               5,208              1,071
     Amortization - website development              31,082            30,596                 486                  -
     Automotive                                      56,537            46,729               9,808              5,727
     Bank charges                                     3,202             2,436                 766                125
     Consulting                                      87,058            87,058                   -                  -
     Conferences                                     73,135            65,229               7,906                  -
     Exchange gain                                  (1,713)           (1,713)                   -                  -
     Inducement fee                                  18,996                 -              18,996                  -
     Insurance                                        1,224                 -               1,224                  -
     Interest                                        29,500            29,500                   -                  -
     Internet fees                                   44,737            29,499              15,238                884
     Licences, fees and dues                          4,318             1,269               3,049                  -
     Office                                          99,098            90,454               8,644              2,039
     Professional fees                              177,539           158,681              18,858                733
     Rent                                            44,745            32,275              12,470              2,088
     Repairs and maintenance                          6,221             4,609               1,612                  -
     Telephone                                       30,597            25,548               5,049              2,697
     Training                                         1,022                 -               1,022                  -
     Travel                                          85,542            71,676              13,866              2,090
     Wages and benefits                             679,837           542,739             137,098                  -
     Website development                              2,558                 -               2,558             16,488
                                                ------------      ------------          ----------         ---------
                                                  1,565,315         1,284,177             281,138             34,835
                                                ------------      ------------          ----------         ---------


(Loss) net income                               $(1,407,428)      $(1,166,237)          $(241,191)         $  19,015
                                                ============      ============          ==========         =========

Weighted average number of shares,
  basic and diluted                               9,450,919        16,650,379           4,032,768          7,867,514

(Loss) earnings per share, basic and diluted    $     (0.15)      $     (0.07)          $   (0.06)         $    0.00
                                                ============      ============          ==========         =========

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Consolidated Statement of Stockholders' (Deficiency) Equity and Comprehensive Loss

Years ended June 30, 2001 and 2000

$ United States

                                                                                              Deficit
                                         Capital stock                                    Accumulated    Accumulated           Total
                                                             Additional                    During the          Other   Stockholders'
                                         Common shares          Paid in   Subscription    Development  Comprehensive          Equity
                                       Number       Amount      Capital     for shares          Stage         Income    (Deficiency)
Shares issued for
  acquisition of assets
  on December 15, 1999              7,867,514      $ 7,868   $  (7,866)     $       -    $         -          $    -    $         2
Shares issued for cash
  on January 28, 2000               2,574,822        2,575     301,355              -              -               -        303,930
Shares issued for cash
  on June 16, 2000                    114,437          114      13,394              -              -               -         13,508
Subscription for shares                     -            -           -          1,689              -               -          1,689
Share issue costs                           -            -     (24,262)             -              -               -        (24,262)
                                   ----------      -------   ----------     ----------   ------------         ------    ------------
                                   10,556,773       10,557     282,621          1,689              -               -        294,867
Comprehensive loss
  Loss                                      -            -           -              -       (241,191)              -       (241,191)
  Foreign currency
    translation adjustment                  -            -           -              -              -           2,036          2,036
                                   ----------      -------   ----------     ----------   ------------         ------    ------------
                                                                                                                           (239,155)
                                   ----------      -------   ----------     ----------   ------------         ------    ------------
Balance, June 30, 2000             10,556,773       10,557     282,621          1,689       (241,191)          2,036         55,712

Shares issued for acquisition
  of assets (note 10 (a))             143,046          143      16,678              -              -               -         16,821
Shares issued upon conversion
  of share subscriptions
    (note 10 (a))                      14,305           14       1,675         (1,689)             -               -              -
Shares issued for cash
  (note 10 (a))                       812,214          812      94,695              -              -               -         95,507
Shares issued for services
  (note 10 (a))                       429,137          429      50,035              -              -               -         50,464
Shares issued for services
  (note 10 (a))                     3,000,000        3,000     349,784              -              -               -        352,784
Share issue costs                           -                 (404,507)             -              -               -       (404,507)
Shares held by Golden River
  shareholders prior to
  recapitalization transaction
  (note 3)                          5,903,848        5,904     176,152              -              -               -        182,056
Subscription for shares
  (note 10 (b))                             -            -           -        250,000              -               -        250,000
Warrants granted to share
  subscribers (note 10(b))                  -            -      44,400              -              -               -         44,400
Warrants issued as discount
  on loans payable (note 8)                 -            -      29,500              -              -               -         29,500
                                   ----------      -------   ----------     ----------   ------------         ------    ------------
                                   20,859,323       20,859     641,033        250,000       (241,191)          2,036        672,737
Comprehensive loss
 Loss                                       -            -           -              -     (1,166,237)              -     (1,166,237)
 Foreign currency translation
    adjustment                              -            -           -              -              -           2,441          2,441
                                   ----------      -------   ----------     ----------   ------------         ------    ------------
                                                                                                                         (1,163,796)
                                   ----------      -------   ----------     ----------   ------------         ------    ------------
Balance, June 30, 2001             20,859,323      $20,859   $ 641,033      $ 250,000    $(1,407,428)         $4,477    $  (491,059)
                                   ==========      =======   ==========     ==========   ============         ======    ============

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

Years ended June 30, 2001 and 2000

$ United States

                                                                                                            Predecessor
                                                                                                               Business
                                                                                                           (NOTE 2 (B))
                                                                                                        ---------------
                                                     From Inception                                         Period from
                                                    (March 3, 1999)                                     July 1, 1999 to
                                                        to June 30,                                        December 15,
                                                               2001             2001           2000                1999

(Loss) net income                                      $(1,407,428)     $(1,166,237)     $(241,191)           $ 19,015
Non-cash items:
     Amortization                                           65,136           59,442          5,694               1,071
     Warrants issued as discount on loans payable           29,500           29,500              -                   -
Accounts receivable                                        (92,412)         (85,173)        (7,239)              4,545
Prepaid expenses and deposits                               37,818           43,643         (5,825)                  -
Accounts payable and accrued liabilities                   124,089           89,630         34,459                (295)
Unearned revenue                                           153,969          128,854         25,115              (9,501)
                                                       ------------     ------------     ----------           ---------
                                                        (1,089,328)        (900,341)      (188,987)             14,835
Financing activities:
     Increase (decrease) in payable to directors                 -             (825)           825                   -
     Issuance of common shares                             302,115           88,184        213,931                   -
     Subscriptions for shares                              330,934          250,000         80,934                   -
     Increase in debt                                       19,815           19,815              -                   -
     Increase in loans payable                              77,939           77,939              -                   -
     Issuance of convertible promissory notes              183,778          183,778              -                   -
     Partners' draws                                             -                -              -              (4,614)
     Bank indebtedness                                           -                -              -                (364)
     Cheques issued in excess of funds on deposit            7,084            7,084              -                   -
                                                       ------------     ------------     ----------           ---------
                                                           921,665          625,975        295,690              (4,978)
Investing activities:
     Business combination (note 3)                         362,632          362,632              -                   -
     Increase in receivable from directors                 (20,131)         (20,131)             -                   -
     Purchase of fixed assets                             (139,527)         (82,780)       (56,477)             (9,857)
     Website development costs capitalized                 (40,058)         (19,782)       (20,276)                  -
                                                       ------------     ------------     ----------           ---------
                                                           163,186          239,939        (76,753)             (9,857)

Effect of change in exchange rates on cash balances          4,477            2,441          2,036                   -
                                                       ------------     ------------     ----------           ---------
Increase (decrease) in cash                                      -          (31,986)        31,986                   -

Cash, beginning of period                                        -           31,986              -                   -
                                                       ------------     ------------     ----------           ---------
Cash, end of period                                    $         -      $         -      $  31,986            $      -
                                                       ============     =============    ==========           =========


Supplementary Information:
    Interest paid                                      $         -      $         -      $       -            $      -
    Income taxes paid                                            -                -              -                   -

Non-cash financing and investing activities:
    Common shares issued for fixed assets                        2                -              2                   -
    Common shares issued for website                        16,821           16,821              -                   -
    Common shares issued for share subscriptions             1,689            1,689              -                   -
    Common shares issued for recapitalization services      50,464           50,464              -                   -
    Common shares issued for services                      352,784          352,784              -                   -
    Common shares issued for business combination         (180,576)        (180,576)             -                   -
    Warrants issued as discount on loans payable            29,500           29,500              -                   -
    Warrants issued to share subscribers                    44,400           44,400              -                   -
                                                       ============     ============     ==========           =========

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended June 30, 2001 and 2000

$ United States

--------------------------------------------------------------------------------

1.       NATURE OF OPERATIONS:

         Columbus Networks Corporation ("the Company"), formerly Golden River Resources Inc. ("Golden River"), was incorporated on June 17, 1997 under the laws of the State of Nevada and its principal business activity is developing electronic recruitment websites including educationcanada.com, educationamerica.net and globalesl.net. The Company earns subscription fees paid by the employers that use the websites to recruit teaching professionals. Prior to the Company's business combination effective November 30, 2000 with Columbus Networks Corporation ("Columbus B.C.") (note 2(b) and 3), a British Columbia company, the Company was a shell company that was actively pursuing an operating company.

2.       ACCOUNTING POLICIES:

         (a)   Going concern

               These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company had a working capital deficiency of $629,808, a deficit of $1,407,428 and has suffered recurring losses from operations. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and other investors. These consolidated financial statements do not give effect to any adjustments should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to pursue debt and equity (notes 12 (a) and 12(e)) financing to support operations until the renewal period for educationcanada.com and the commencement of billing subscribers of educationamerica.net anticipated to occur during the second quarter of fiscal 2002. Management believes these plans will be sufficient to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plans will be successful. Failure to obtain sufficient working capital from operations and external financing will cause the Company to curtail operations.

         (b)   Basis of presentation

               The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

               Effective November 30, 2000, the Company acquired 100% of the outstanding common shares of Columbus B.C. As the shareholders of Columbus B.C. obtained control of the Company through the exchange of their shares of Columbus B.C. for shares of the Company, the acquisition of Columbus B.C has been accounted for in these consolidated financial statements as a recapitalization of Columbus B.C. effectively representing an issuance of shares by Columbus B.C. for the net assets of the Company. Consequently, the consolidated statements of operations, stockholders' (deficiency) equity and comprehensive loss and cash flows reflect the results from operations and cash flows of Columbus B.C, the legal subsidiary, for the period from its incorporation on March 3, 1999 to June 30, 2001 combined with those of the Company, the legal parent, from November 30, 2000, in accordance with accounting principles generally accepted in the United States of America.

               In accordance with the rules and regulations of the Securities and Exchange Commission, a predecessor entity's financial statements are required to be presented in specified U.S. Securities filing documents. Accordingly, the amounts presented for the period July 1, 1999 to December 15, 1999 in the statements of operations and cash flows are those of the predecessor partnership to Columbus B.C. Columbus B.C. had no active operations from it's date of incorporation, March 3, 1999, to December 15, 1999 when the operations of the predecessor entity were transferred into Columbus B.C.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended June 30, 2001 and 2000

$ United States

--------------------------------------------------------------------------------

2.       ACCOUNTING POLICIES (CONTINUED):

         (b)   Basis of presentation (continued)

               The continuity of the number of common shares of Columbus B.C. and its predecessor entity have been adjusted to reflect the conversion of the shares into shares of the Company as if the acquisition occurred on July 1, 1999.

         (c)   Translation of financial statements

               The Company's functional currency is the United States dollar. The Company's subsidiary, Columbus B.C., operates in Canada and its operations are conducted in Canadian currency. However, its functional currency has been determined to be United States dollars as Columbus B.C. is a direct and integral component of the Company's operations. The method applied to translate Columbus B.C. is as follows:

               i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being U.S. $1.00 per Cdn. $1.5140 (June 30, 2000, US $1.00 per CDN
                     $1.4806).

               ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the date the transaction occurred.

               iii) Revenue and expenses are translated at the exchange rate in effect at the transaction date.

               iv) The net adjustment arising from the translation is included in the consolidated statement of operations.

               To December 31, 2000, the functional currency of Columbus B.C. was the Canadian dollar. Accordingly, the net adjustment to December 31, 2000 arising from the translation, aggregating $4,477, was recorded in a separate component of stockholders' deficiency called "cumulative translation adjustment" which is included in "accumulated other comprehensive income".

         (d)   Use of estimates

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

         (e)   Loss per share

               Basic loss per share has been calculated using the weighted average number of shares outstanding during the period. The dilutive effect of outstanding warrants (notes 8, 10 (b) and 10
               (d)) and stock options (note 10 (c)) has not been calculated as their effect on loss per share would be antidilutive. As the Company has a loss for the years ended June 30, 2001 and 2000 and the period from inception (March 3, 1999) to June 30, 2001, basic and diluted loss per share are the same. Basic and diluted earnings per share are also the same for the period July 1, 1999 to December 15, 1999 of the predecessor business as no dilutive potential common shares existed during that period.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended June 30, 2001 and 2000

$ United States

--------------------------------------------------------------------------------

2.       ACCOUNTING POLICIES (CONTINUED):

         (f)   Fixed assets

               Fixed assets are recorded at cost. The carrying values of fixed assets are reviewed on a regular basis for the existence of facts and circumstances, both internally and externally, that may suggest impairment. The assessment for impairment is made by comparing the estimated future cash flows to the carrying value of the asset and recording a provision to the extent there is a deficiency. To date, no such impairment has been indicated. Amortization is provided using the straight-line method at the annual rates set out in note 5.

         (g)   Website development

               Website development costs incurred in the planning stage are expensed as incurred. The costs of application and infrastructure development incurred subsequent to the preliminary project stage, and that have received management approval for further development, are capitalized and amortized on the straight-line method over their estimated useful life (estimated to be three years). Once the website is developed, operating costs are expensed as incurred.

         (h)   Revenue recognition

               Revenue earned in connection with website subscriptions is recognized over the term of the subscription. Revenue received in advance of reaching the recognition point is recorded as unearned revenue.

         (i)   Income taxes

               Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided for the excess. Although the Company has consolidated loss carryforwards of approximately $1,400,000, no amount has been reflected on the balance sheet for deferred income taxes as the deferred income tax asset has been fully offset by a valuation allowance.

         (j)   Financial instruments

               The fair values of cash, accounts receivable, receivable from directors, accounts payable and accrued liabilities, debt, loans payable, and convertible promissory notes approximate their carrying values due to the relatively short periods to maturity of these instruments. The maximum credit risk exposure for all financial assets is the carrying amount of that asset.

         (k)   Derivatives

               In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Generally, this standard requires derivatives to be recognized at market value with changes in the market values to be recorded in income or, where appropriate, as hedges are to be recognized at the same time as the underlying transaction. Adoption of this standard in the year ended June 30, 2001 did not materially impact the Company's results of operations or financial position as, to date, the Company has not entered into any derivative instruments.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended June 30, 2001 and 2000

$ United States

--------------------------------------------------------------------------------

2.       ACCOUNTING POLICIES (CONTINUED):

         (l)   Stock option plan

               The Company has adopted a stock option plan whereby directors, officers, consultants and employees of the Company can be granted the right to subscribe for up to 10% of the issued and outstanding shares of the Company. Options issued pursuant to the plan have a vesting period of three months, expire five years from the date of issue and have exercise prices equal to or greater than the fair market value of the Company's common stock at the date of grant.

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

3.       BUSINESS RECAPITALIZATION:

         Effective November 30, 2000, the Company and Columbus B.C., executed their share exchange agreement. The Company issued 14,955,475 common shares to the shareholders of Columbus B.C. in consideration for all of the issued and outstanding common shares of Columbus B.C. on the basis of 1.4305 common shares of the Company for each common share of Columbus B.C. Prior to its acquisition of Columbus B.C., the Company had no substantial operations. As the former shareholders of Columbus B.C. obtained control of the Company through the share exchange, this transaction was accounted for in these financial statements as a recapitalization of Columbus B.C. effectively representing an issuance of shares by Columbus B.C. for the net tangible assets of the Company. The historical financial statements reflect the results of operations of Columbus B.C. from the date of its incorporation on March 3, 1999, consolidated with those of the Company from November 30, 2000.

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
                                                                 ==========

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended June 30, 2001 and 2000

$ United States
--------------------------------------------------------------------------------


4.       RECEIVABLE FROM DIRECTORS:

         The receivable from directors does not bear interest, is unsecured and is repayable on demand.

5.       FIXED ASSETS:

                                                                                    Accumulated         Net Book
       2001                                         Rate           Cost            Amortization            Value
       Office furniture and equipment                20%           $ 63,567             $ 9,511         $ 54,056
       Computer equipment                            33%             68,029              20,023           48,006
       Computer software                             33%             12,247               3,703            8,544
       Leasehold improvements                        20%              3,163                 817            2,346
                                                                   --------             -------         --------
                                                                   $147,006             $34,054         $112,952
                                                                   ========             =======         ========


                                                                                    Accumulated         Net Book
       2000                                         Rate           Cost            Amortization            Value
       Office furniture and equipment                20%           $12,025               $  801          $11,224
       Computer equipment                            33%            33,619                3,495           30,124
       Computer software                             33%             7,213                  701            6,512
       Leasehold improvements                        20%             3,622                  211            3,411
                                                                   -------               ------          -------
                                                                   $56,479               $5,208          $51,271
                                                                   =======               ======          =======

6.       WEBSITE DEVELOPMENT:

                                              2001          2000

         Capitalized costs                 $56,879       $20,276
         Accumulated amortization           31,082           486
                                           -------       -------
                                           $25,797       $19,790
                                           =======       =======


7.     DEBT:

         Debt represents advances made to the Company by shareholders who, individually, own less than 5% of the outstanding shares of the Company. The advances do not bear interest, have no fixed terms of repayment, are unsecured and are not pursuant to a written agreement.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended June 30, 2001 and 2000

$ United States
--------------------------------------------------------------------------------

8.       LOANS PAYABLE:

         Loans payable are unsecured. $46,235 of the loans payable do not bear interest, have no fixed terms of repayment and were repaid subsequent to June 30, 2001. The remaining $31,704 bears monthly interest of 10% and is due on demand. $15,192 of this amount was repaid subsequent to June 30, 2001. The remaining balance was converted into common shares subsequent to June 30, 2001 (Note 12(b)).

         As consideration for advancing the loans, the Company granted 150,000 common share purchase warrants which expire on March 28, 2003. 75,000 of the common share purchase warrants entitle the holder of each common share purchase warrant to purchase one share of common stock of the Company at a price of $0.40 per share. The remaining 75,000 common share purchase warrants entitle the holder, of each common share purchase warrant, to purchase one share of common stock of the Company at a price of $0.60 per share.

         Accordingly, interest expense of $29,500, being the fair value of the warrants granted, has been included in the determination of the loss for the period. The fair value of the warrants granted was determined using the Black Scholes method using the two year life of the warrants, volatility factor of 198%, risk free rate of 5.5% and no assumed dividend rate.

9.       CONVERTIBLE PROMISSORY NOTES:

         The convertible promissory notes are unsecured, non-interest bearing and repayable on or before December 31, 2001. The notes will bear interest at 10% per annum commencing January 1, 2002 if unpaid. At the option of the holders, the notes can be converted to common stock of the Company at a price of $0.50 per share. The notes do not contain a beneficial conversion feature as they are convertible at a price greater than the market price of the Company's common stock at the commitment date. Notes totaling $33,025 are owing to shareholders who, individually, own less than 5% of the outstanding shares of the Company.

10.      CAPITAL STOCK:

         a) During the year ended June 30, 2001, Columbus B.C. issued the following common shares:

               i) 143,046 (100,000 prior to the business combination) shares on August 30, 2000 at $0.12 per share in exchange for the ownership of a website and associated domain names. The fair value of the shares issued, aggregating $16,821, approximated the fair value of the assets acquired.

               ii) 14,305 (10,000 prior to the business combination) shares on July 19, 2000 at $0.12 per share for stock subscriptions of $1,689 received prior to June 30, 2000.

               iii)  812,214  (567,800  at Cdn  $0.25  (US  $0.17)  prior to the business combination) shares from July 10, 2000 to October 20, 2000 at an average of $0.12 per share for aggregate cash proceeds of $95,507.

               iv) 429,137 (300,000 prior to the business combination) shares on October 10, 2000 at $0.12 per share for services to be performed. The fair value of the shares issued, aggregating $50,464, approximates the fair value of the services to be received.

               v) 3,000,000 (2,097,232 prior to the business combination) shares on November 30, 2000 at $0.12 per share for brokerage fees related to the business recapitalization described in note 3. The fair value of the shares issued, aggregating $352,784, approximating the fair value of the brokerage services received, has been recorded as a charge to additional paid in capital.

/

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended June 30, 2001 and 2000

$ United States

--------------------------------------------------------------------------------

10.      CAPITAL STOCK (CONTINUED):

         b) During the year ended June 30, 2001, the directors approved a private placement to sell up to 3,000,000 units at $0.25 per unit. Each unit consists of one share of common stock and one common share purchase warrant. Each two common share purchase warrants entitle the holder to purchase one share of common stock at a price of $0.50 per share for a period of six months from the date of issuance. On February 21, 2001, the Company issued 1,000,000 units for cash proceeds of $250,000. Accordingly, share issue costs of $44,000, being the fair value of the warrants granted, has been recorded in the consolidated statement of stockholders' (deficiency) equity and comprehensive loss. The fair value of the warrants granted was determined using the Black Scholes method using the six month life of the warrants, volatility factor of 198%, risk free rate of 5.5% and no assumed dividend rate. These warrants expired subsequent to year end without being exercised.

         c) As disclosed in note 2(b), these financial statements reflect the results of the Company, the legal parent, from November 30, 2000 to June 30, 2001. Prior to November 30, 2000 the Company granted the following common share stock options:

                                        Price per      Outstanding                                       Outstanding
           Expiry date                      share    June 30, 2000            Issued      Exercised    June 30, 2001

           September 23, 2004               $0.40          362,500               -         (75,000)          287,500
           May 31, 2005                     $0.40           62,500               -              -             62,500
                                                           -------           -------       --------          -------
                                                           425,000               -         (75,000)          350,000
                                                           =======           =======       ========          =======

                                        Price per      Outstanding                                       Outstanding
           Expiry date                      share    June 30, 1999            Issued      Exercised    June 30, 2000
           September 23, 2004               $0.40              -             362,500            -            362,500
           May 31, 2005                     $0.40              -              62,500            -             62,500
                                                           -------           -------       --------          -------
                                                               -             425,000            -            425,000
                                                           =======           =======       ========          =======


         d) Also prior to November 30, 2000, the Company granted the following fully vested common share purchase warrants:


                                        Price per      Outstanding                                       Outstanding
           Expiry date                      share    June 30, 2000            Issued      Exercised    June 30, 2001
           November 30, 2001                $0.40              -           1,151,250            -          1,151,250
           December 14, 2001                $0.40              -              53,750            -             53,750
                                                           -------         ---------       --------        ---------
                                                               -           1,205,000            -          1,205,000
                                                           =======         =========       ========        =========

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Years ended June 30, 2001 and 2000

$ United States

--------------------------------------------------------------------------------

11.      COMMITMENTS:

         The Company is committed to annual lease payments under equipment and premises leases for the next five years as follows:

           2002                                                    $46,884
           2003                                                     35,898
           2004                                                     30,347
           2005                                                     30,074
           2006                                                     28,174

12.    CONTINGENCY:

         Included  in  accounts  payable  and  accrued  liabilities  are amounts
         totaling   approximately   $75,000   which  the  Company  is  currently
         disputing.

13.    SUBSEQUENT EVENTS:

         Subsequent to June 30, 2001, the Company:

         a) received $200,000 for the sale of 1,000,000 units at $0.20 per unit. Each unit consists of one share of common stock and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $0.25 per share for a period of two years from date of issuance.

         b) converted $16,513 of the loans payable into subscriptions for 100,000 common shares.

         c) converted $4,624 of accounts payable into subscriptions for 28,000 common shares.

         d) converted $19,815 of the debt into subscriptions for 120,000 common shares.

         e) entered into a new premise lease agreement. The annual lease commitments over the next five years are included in the amounts in note 11.

               In conjunction with the new premise lease agreement, the Company received cash in the amount of $227,873 for 1,380,000 common shares at $0.17 per share. The proceeds were used to prepay leasehold improvements on the new premises of $66,050 and prepay rent of $56,143. The remaining proceeds of $105,680 will be used to fund operations.