Form 10QSB
period 2001-09-30
COLUMBUS NETWORKS CORP
filed 2001-12-17
CIK 1062276

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  SEPTEMBER 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT
         For the transition period from _________________ to _______________

                         Commission file number 0-27953

                          COLUMBUS NETWORKS CORPORATION
        (Exact name of small business issuer as specified in its charter)


               NEVADA                                  98-0187538
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)               Identification No.)



      #305 - 478 BERNARD AVENUE, KELOWNA, BRITISH COLUMBIA, CANADA V1Y 6N7
                    (Address of principal executive offices)

                                 (250) 860-6476
                           (Issuer's telephone number)


       #100 - 1295 STEVENS ROAD, KELOWNA, BRITISH COLUMBIA, CANADA V1Z 2S9
              (Former name, former address and former fiscal year,
                         if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

            20,859,323 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                               SEPTEMBER 30, 2001

Transitional Small Business Disclosure Format (check one); Yes  [ ]   No [X]

                      Consolidated Financial Statements of

                          Columbus Networks Corporation

                        (A Development Stage Enterprise)

                      Three months ended September 30, 2001

                                   (Unaudited)

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Consolidated Balance Sheets

September 30, 2001 and June 30, 2001

$ United States
--------------------------------------------------------------------------------

                                                                                      September 30,       June 30,
                                                                                           2001               2001
                                                                                        (Unaudited)
ASSETS
Current assets
    Cash                                                                               $     1,303       $         -
    Accounts receivable                                                                     52,991            92,412
    Receivable from directors                                                               11,593            20,131
    Prepaid expenses and deposits                                                          112,288            15,378
                                                                                       ------------      ------------
                                                                                           178,175           127,921

Fixed assets                                                                               103,592           112,952

Website development                                                                         22,945            25,797
                                                                                       ------------      ------------
                                                                                       $   304,712       $   266,670
                                                                                       ============      ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
    Cheques issued in excess of funds on deposit                                       $         -       $     7,084
    Accounts payable and accrued liabilities                                               260,124           254,794
    Unearned revenue                                                                       135,803           153,969
    Debt                                                                                    60,350            80,165
    Loans payable                                                                                -            77,939
    Convertible promissory notes                                                           176,269           183,778
                                                                                       ------------      ------------
                                                                                           632,546           757,729
Stockholders' deficiency
    Capital stock
       1,000,000 preferred shares with a par value of $0.01 per share authorized
      50,000,000 common shares with a par value of $0.001 per share authorized,
                 20,859,323 issued (June 30, 2001 - 20,859,323)                             20,859            20,859
    Additional paid-in capital                                                             640,187           641,033
    Subscription for shares                                                                741,401           250,000
    Deficit accumulated during the development stage                                    (1,734,758)       (1,407,428)
    Accumulated other comprehensive income:
      Cumulative translation adjustment                                                      4,477             4,477
                                                                                       ------------      ------------
                                                                                          (327,834)         (491,059)
Subsequent events (note 4)
                                                                                       ------------      ------------
                                                                                       $   304,712       $   266,670
                                                                                       ============      ============

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Consolidated Statements of Operations

Three months ended September 30, 2001 and 2000 and period from inception (March 3, 1999) to September 30, 2001
(Unaudited)

$ United States
--------------------------------------------------------------------------------

                                                            From Inception                  Three Months Ended
                                                           (March 3, 1999)                     September 30,
                                                          to September 30,       ------------------------------------
                                                                   2001               2001                    2000
Fee revenue                                                   $   186,285        $    30,750             $    28,066
Interest and other income                                           2,352                  -                     175
                                                              ------------       ------------            ------------
                                                                  188,637             30,750                  28,241
Expenses
     Advertising and promotion                                     57,539              1,513                   3,875
     Amortization - fixed assets                                   43,415              9,360                   4,503
     Amortization - website development                            33,934              2,852                   1,239
     Automotive                                                    57,273                736                   7,325
     Bank charges                                                   4,914              1,712                     433
     Consulting                                                   179,535             92,477                   5,667
     Conferences                                                   79,485              6,350                   6,112
     Exchange gain                                                (10,236)            (8,523)                      -
     Inducement fee                                                18,996                  -                       -
     Insurance                                                      1,360                136                      36
     Interest                                                      29,500                  -                       -
     Internet fees                                                 50,037              5,300                   5,437
     Licences, fees and dues                                        4,318                  -                      71
     Loss on settlement of liabilities (note 3(b))                 12,874             12,874                       -
     Office                                                       105,486              6,389                   3,877
     Professional fees                                            191,538             13,999                  12,911
     Rent                                                          59,688             14,943                   6,339
     Repairs and maintenance                                        6,832                611                   1,751
     Telephone                                                     35,167              4,570                   2,356
     Training                                                       1,060                 38                       -
     Travel                                                        93,990              8,448                   4,086
     Wages and benefits                                           864,132            184,295                  76,213
     Website development                                            2,558                  -                       -
                                                              ------------       ------------            ------------
                                                                1,923,395            358,080                 142,231
                                                              ------------       ------------            ------------
Loss                                                          $(1,734,758)       $  (327,330)            $  (113,990)
                                                              ============       ============            ============
Weighted average number of shares, basic and diluted           10,565,115         20,859,323              10,896,150

Loss per share, basic and diluted                             $     (0.16)       $     (0.02)            $     (0.01)
                                                              ============       ============            ============

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Consolidated Statement of Stockholders' (Deficiency) Equity and Comprehensive
 Loss

For the period from inception March 3, 1999 to September 30, 2001
(Unaudited)

$ United States
--------------------------------------------------------------------------------

                                                                                            Deficit
                                        Capital stock                                   Accumulated    Accumulated
                                                           Additional                    During the          Other            Total
                                        Common shares         Paid-in   Subscription    Development  Comprehensive    Stockholders'
                                       Number     Amount      Capital     for shares          Stage         Income     (Deficiency)
                                   ----------    -------   ----------     ----------   ------------         ------     ------------
Shares issued for
  acquisition of assets             7,867,514    $ 7,868   $  (7,866)     $       -    $         -          $    -               2
Shares issued for cash              2,574,822      2,575     301,355              -              -               -         303,930
Shares issued for cash                114,437        114      13,394              -              -               -          13,508
Subscription for shares                     -          -           -          1,689              -               -           1,689
Share issue costs                           -          -     (24,262)             -              -               -         (24,262)
                                   ----------    -------   ----------     ----------   ------------         ------     ------------
                                   10,556,773     10,557     282,621          1,689              -               -         294,867
Comprehensive loss:
  Loss                                      -          -           -              -       (241,191)              -        (241,191)
  Foreign currency
    translation adjustment                  -          -           -              -              -           2,036           2,036
                                   ----------    -------   ----------     ----------   ------------         ------     ------------
                                                                                                                          (239,155)
                                   ----------    -------   ----------     ----------   ------------         ------     ------------
Balance, June 30, 2000             10,556,773     10,557     282,621          1,689       (241,191)          2,036          55,712

Shares issued for acquisition
  of assets                           143,046        143      16,678              -              -              -           16,821
Shares issued upon conversion
  of share subscriptions               14,305         14       1,675         (1,689)             -              -                -
Shares issued for cash                812,214        812      94,695              -              -              -           95,507
Shares issued for services            429,137        429      50,035              -              -              -           50,464
Shares issued for services          3,000,000      3,000     349,784              -              -              -          352,784
Share issue costs                           -          -    (404,507)             -              -              -         (404,507)
Shares held by Golden River
  shareholders prior to
  recapitalization transaction      5,903,848      5,904     176,152              -              -              -          182,056
Subscription for shares                     -          -           -        250,000              -              -          250,000
Warrants granted to share
  subscribers                               -          -      44,400              -              -              -           44,400
Warrants issued as discount
  on loans payable                          -          -      29,500              -              -              -           29,500
                                   ----------    -------   ----------     ----------   ------------         ------     ------------
                                   20,859,323     20,859     641,033        250,000       (241,191)          2,036         672,737
Comprehensive loss:
 Loss                                       -          -           -              -     (1,166,237)              -      (1,166,237)
 Foreign currency translation
    adjustment                              -          -           -              -              -           2,441           2,441
                                   ----------    -------   ----------     ----------   ------------         ------     ------------
                                                                                                                        (1,163,796)
                                   ----------    -------   ----------     ----------   ------------         ------     ------------
Balance, June 30, 2001             20,859,323     20,859     641,033        250,000     (1,407,428)          4,477        (491,059)

Share issue costs                           -          -        (846)             -              -               -            (846)
Subscription for units and
  common shares   (note 3)                  -          -           -        491,401              -               -         491,401
                                   ----------    -------   ----------     ----------   ------------         ------     ------------
                                   20,859,323     20,859     640,187        741,401     (1,407,428)          4,477            (504)
Comprehensive loss:
 Loss                                       -          -           -              -       (327,330)              -        (327,330)
                                   ----------    -------   ----------     ----------   ------------         ------     ------------
                                                                                                                          (327,330)
                                   ----------    -------   ----------     ----------   ------------         ------     ------------
Balance, September
  30, 2001                         20,859,323    $20,859   $ 640,187      $ 741,401    $(1,734,758)         $4,477     $  (327,834)
                                   ==========    =======   ==========     ==========   ============         ======     =============

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

Three months ended September 30, 2001 and 2000 and period from inception (March 3, 1999) to September 30, 2001
(Unaudited)

$ United States
--------------------------------------------------------------------------------

                                                            From Inception                  Three Months Ended
                                                           (March 3, 1999)                     September 30,
                                                          to September 30,       ------------------------------------
                                                                   2001               2001                    2000

Loss                                                          $(1,734,758)       $  (327,330)            $  (113,990)
Non-cash items:
     Amortization                                                  77,348             12,212                   5,742
     Loss on settlement of liabilities                             12,874             12,874                       -
     Warrants issued as discount on loans payable                  29,500                  -                       -
Accounts receivable                                               (52,991)            39,421                 (61,238)
Prepaid expenses and deposits                                     (59,092)           (96,910)                  2,406
Accounts payable and accrued liabilities                          134,043              9,954                  15,336
Unearned revenue                                                  135,803            (18,166)                102,644
                                                              ------------       ------------            ------------
                                                               (1,457,273)          (367,945)                (49,100)
Financing activities:
     Increase (decrease) in payable to directors                        -                  -                    (825)
     Issuance of common shares, net of share issue costs          301,269               (846)                 84,145
     Subscriptions for shares                                     758,807            427,873                       -
     Increase in debt                                              19,815                  -                       -
     (Repayment) increase in loans payable                         26,215            (51,724)                      -
     (Repayment) issuance of convertible promissory notes         176,269             (7,509)                      -
     Partners' draws                                                    -                  -                       -
     Cheques issued in excess of funds on deposit                       -             (7,084)                      -
                                                              ------------       ------------            ------------
                                                                1,282,375            360,710                  83,320
Investing activities:
     Business combination                                         362,632                  -                       -
     Decrease (increase) in receivable from directors             (11,593)             8,538                 (18,758)
     Purchase of fixed assets                                    (139,257)                 -                  (8,791)
     Website development costs capitalized                        (40,058)                 -                 (13,035)
                                                              ------------       ------------            ------------
                                                                  171,724              8,538                 (40,584)

Effect of change in exchange rates on cash balances                 4,477                  -                     651
                                                              ------------       ------------            ------------
Increase (decrease) in cash                                         1,303              1,303                  (5,713)

Cash, beginning of period                                               -                  -                  31,986
                                                              ------------       ------------            ------------
Cash, end of period                                           $     1,303        $     1,303             $    26,273
                                                              ============       ============            ============

Supplementary Information:
    Interest paid                                             $         -        $         -             $         -
    Income taxes paid                                                   -                  -                       -

Non-cash financing and investing activities:
    Common shares issued for fixed assets                               2                  -                       -
    Common shares issued for website                               16,821                  -                  16,821
    Common shares issued for share subscriptions                    1,689                  -                   1,689
    Common shares issued for recapitalization services             50,464                  -                       -
    Common shares issued for services                             352,784                  -                       -
    Common shares issued for business combination                (180,576)                 -                       -
    Warrants issued as discount on loans payable                   29,500                  -                       -
    Warrants issued to share subscribers                           44,400                  -                       -
    Subscription for units and shares on settlement of
      liabilities                                                  63,528             63,528                       -
    Loans payable forgiven by lender                                9,702              9,702                       -


COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Three months ended September 30, 2001
(Unaudited)

$ United States
--------------------------------------------------------------------------------

1.     NATURE OF OPERATIONS:

       Columbus Networks Corporation ("the Company") was incorporated on June 17, 1997 under the laws of the State of Nevada and its principal business activity is developing electronic recruitment websites including educationcanada.com, educationamerica.net and globalesl.net. The Company earns subscription fees paid by the employers that use the websites to recruit teaching professionals.

2.     ACCOUNTING POLICIES:

       (a)   Going concern

             These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company had a working capital deficiency of $454,371, a deficit of $1,734,758 and has suffered recurring losses from operations. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and other investors. These consolidated financial statements do not give effect to any adjustments should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to pursue debt and equity financing to support operations until the renewal period for educationcanada.com and the commencement of billing subscribers of educationamerica.net anticipated to occur during the second quarter of fiscal 2002. Management believes these plans will be sufficient to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plans will be successful. Failure to obtain sufficient working capital from operations and external financing will cause the Company to curtail operations.

       (b)   Basis of presentation

             The consolidated  financial  statements include the accounts of the
             Company  and  its  wholly  owned   subsidiaries.   All  significant
             intercompany  balances and transactions  have been eliminated.

             The financial information presented as at September 30, 2001, for the three months ended September 30, 2001 and 2000 and for the period from inception (March 3, 1999) to September 30, 2001 is unaudited, however, in the opinion of management, all adjustments (consisting solely of normal recurring items) necessary for the fair presentation of these unaudited amounts in conformity with accounting principles generally accepted in the United States of America have been made. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended June 30, 2001 filed under Form 10-KSB.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Three months ended September 30, 2001
(Unaudited)

$ United States
--------------------------------------------------------------------------------

3.     SUBSCRIPTIONS FOR COMMON SHARES:

       a) During the three months ended September 30, 2001, the Company received:

           i) $200,000 for the sale of 1,000,000 units at $0.20 per unit. Each unit consists of one share of common stock and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $0.25 per share for a period of two years from date of issuance.

           ii) In conjunction with a new premise lease agreement, the Company received cash in the amount of $227,873 for 1,380,000 units at $0.17 per unit. Each unit consists of one share of common stock and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $0.25 per share for a period of two years from date of issuance. The proceeds were used to prepay leasehold improvements on the new premises of $66,050 and prepay rent of $56,143. The remaining proceeds of $105,680 have been used to fund operations.

       b) During the three months ended September 30, 2001, the Company converted:

           i) $16,513 of the loans payable into subscriptions for 100,000 units. Each unit consists of one share of common stock and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $0.25 per share for a period of one year from date of issuance.

           ii) $4,624 of accounts payable into subscriptions for 50,000 common shares with an approximate fair value of $8,500 resulting in a loss on settlement of $3,876.

           iii) $19,815 of the debt into subscriptions for 120,000 units. Each unit consists of one share of common stock and one common share purchase warrant. 50,000 and the remaining 70,000 of the warrants entitle the holder to purchase one share of common stock at prices of $0.17 and $0.25 respectively per share for a period of two years from date of issuance.

           As a result of settling the above amounts, a loss on settlement of $22,576, being the fair value of the subscriptions for units and shares in excess of the carrying amount of the liabilities settled has been included in the loss for the period. The fair value of the warrants granted of $18,700 was determined using the Black Scholes method using the life of the warrants, volatility factor of 150%, risk free rate of 4% and no assumed dividend rate.

           The above loss on settlement has been partially offset by $9,702 of loans payable that was forgiven by the lender.

4.     SUBSEQUENT EVENTS:

       Subsequent to September 30, 2001;

       (a) The Company entered into a purchase agreement to acquire a website and domain name in exchange for 250,000 common shares of the Company with a value of $12,500; and

       (b) A shareholder voluntarily returned 400,000 common shares to treasury for no consideration. The shares were originally issued for brokerage services related to the business combination during fiscal 2001. The effect of recording the return of these shares will result in a decrease with an offsetting increase of $47,038 of additional paid-in capital as the shares were originally recorded as a share issue cost.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Effective November 30, 2000, the Company completed the acquisition of 100% of the outstanding common shares of Columbus B.C.. As the Columbus B.C. shareholders obtained effective control of the Company through the exchange of their shares of Columbus B.C. for shares of the Company, the acquisition has been accounted for in these consolidated financial statements as a reverse acquisition. Consequently, the consolidated statements of operations and cash flows reflect the results from operations and changes in financial position of Columbus B.C., the legal subsidiary, since inception combined with those of the Company, the legal parent, from the date of acquisition on November 30, 2000, in accordance with generally accepted accounting principles for reverse acquisitions. In addition, the comparative figures are those of Columbus B.C., the legal subsidiary.

RESULTS OF OPERATIONS

The Company's level of activity was much greater during the three months ended September 30, 2001 as compared to the same period in the prior year primarily due to the aggressive marketing campaign during Fiscal 2001.

During the past three months, the Company has continued to focus its efforts on developing and marketing its electronic recruitment websites including educationcanada.com, educationamerica.net and globalesl.net. Due to the success of the marketing campaign the Company has discontinued offering the first year's membership free in an effort to ensure quality of service as the Company grows and to improve the negative cash position of the Company.

During the three months ended September 30, 2001, the Company incurred a loss of $327,330 due primarily to aggressive marketing activities and the cost of servicing the existing customer base. The marketing activities resulted in increases in wages and benefits ($184,295), consulting ($92,477), conferences ($6,350) and travel ($8,448). During the same period in fiscal 2001 significantly less activity occurred as the aggressive marketing campaign was just getting underway.

Advertising & Promotion has decreased by 61% in fiscal 2002 over fiscal 2001 as the Company focused its marketing efforts on regional sales representatives rather than direct advertising. Automotive has decreased by $6,589 (90%) in fiscal 2002 over fiscal 2001 as the Company reduced the amount of automobile travel necessary for its operations. Consulting has increased dramatically by $86,810 (1532%) in fiscal 2002 over fiscal 2001 as the Company carried out more aggressive marketing by making use of regional sales representatives and investor relations activities in 2001. Amortization expense has increased by $4,857 (100%) in 2002 over 2001 as the Company acquired more fixed assets and capitalized website development during 2001. Office, rent and wages and benefits have increased significantly in fiscal 2002 over fiscal 2001 as the Company had more employees and rented more space than for the same period during the prior year. Wages and benefits have increased by $108,082 (142%) in fiscal 2002 over fiscal 2001 due to hiring a number of customer representatives in 2001.

Fee revenue of $30,750 was earned in the three months ended September 30, 2001 and a further $135,803 of unearned revenue will be recognized as revenue over the next twelve months ended September 30, 2002. Fee revenue has risen to $30,750 in the three months ended September 30, 2001 from $28,066 in the same period ended September 30, 2000 primarily due to expanding the customer base with aggressive marketing and due to the expiry of the free trial period for many customers.

The Company also incurred a loss on settlement of liabilities of $22,576 as a result of settling $40,952 of liabilities by issuing common stock and common stock purchase warrants. This loss on settlement was partially offset by a gain of settlement of $9,702 of loans payable that was forgiven by the lender.

FINANCIAL CONDITION

Since inception, the Company has financed its operations through the sale of equity, membership fees received and short term financing.

In April 2001 the Company began its billing cycle for membership renewals beginning in July, 2001. Varying discounts are being offered for early payment to generate cash flow to meet working capital needs.

At September 30, 2001 the Company had a working capital deficiency of $454,371 as compared to a working capital deficiency of $629,808 at June 30, 2001. The reduced deficiency is due primarily to the cash received for the subscription for shares of $427,873 during the period.

PLAN OF OPERATION

Of the current liabilities at September 30, 2001, $260,124 represents trade and other obligations and $60,350 represents debt that does not have a fixed date for repayment. The unearned revenue of $135,803 represents membership fees received that pertain to various periods from October 1, 2001 to September 30, 2002.

At September 30, 2001 the Company had almost no cash on hand. Management plans to obtain sufficient working capital from operations by continuing its marketing efforts using regional sales representatives to attract new customers and by obtaining external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital will cause the Company to curtail operations.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 2001, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) demographic changes; (6) government regulations particularly those related to Internet commerce; (7) required accounting changes; (8) equipment failures, power outages, or other events that may interrupt Internet communications; (9) disputes or claims regarding the Company's proprietary rights to its software and intellectual property; and (10) other factors over which the Company has little or no control.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.           CHANGES IN SECURITIES

         During the quarter ended September 30, 2001, the registrant received $427,873 for subscriptions for 2,380,000 units, each unit consisting of one share of common stock and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one share of common stock at a price of $0.50 per share for a period of 1 or 2 years from the date of issuance.

         The registrants relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The subscribers were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in the registrant's business. Restrictive legends will be placed on the stock certificates evidencing the shares and warrants.

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

                                    COLUMBUS NETWORKS CORPORATION
                                    (Registrant)


Date:  December 17, 2001            By: /s/ BRENT SHANNON
                                       ----------------------------------------
                                      Brent Shannon, Vice President, Chief
                                      Financial Officer, Corporate Secretary and
                                      Treasurer (Principal Financial and
                                      Accounting Officer)