Form 10QSB
period 2001-12-31
COLUMBUS NETWORKS CORP
filed 2002-02-25
CIK 1062276

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended:  DECEMBER 31, 2001

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                  EXCHANGE ACT
                  For the transition period from ______________ to _____________

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

            23,739,323 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                DECEMBER 31, 2001

  Transitional Small Business Disclosure Format (check one);  Yes [ ]    No [X]

                          COLUMBUS NETWORKS CORPORATION


                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                DECEMBER 31, 2001

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

================================================================================

                                                December 31,         June 30,
                                                        2001             2001
--------------------------------------------------------------------------------
                                                 (Unaudited)

ASSETS


CURRENT
    Accounts receivable                       $        40,481  $        92,412
    Receivable from directors                          10,723           20,131
    Prepaid expenses and deposits                      70,858           15,378
                                              ---------------  ---------------

    Total current assets                              122,062          127,921

FIXED ASSETS                                          179,050          112,952

WEB-SITE DEVELOPMENT                                   32,246           25,797
                                              ---------------  ---------------

TOTAL ASSETS                                  $       333,358  $       266,670
================================================================================


                                  - CONTINUED -















        The accompanying notes are an integral part of these consolidated financial statements.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

================================================================================

                                                                                                December 31,         June 30,
                                                                                                        2001             2001
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)


CONTINUED...


LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT
    Cheques issued in excess of funds on deposit                                             $        22,587  $         7,084
    Accounts payable and accrued liabilities                                                         273,286          254,794
    Unearned revenue                                                                                 153,817          153,969
    Debt                                                                                              60,350           80,165
    Loans payable                                                                                         -            77,939
    Convertible promissory notes (Note 3)                                                            224,912          183,778
                                                                                             ---------------  ---------------

    Total current liabilities                                                                        734,952          757,729
                                                                                             ---------------  ---------------

COMMITMENTS (Note 6)

STOCKHOLDERS' DEFICIENCY
    Capital stock (Note 4)
       Authorized
            1,000,000 preferred shares with a par value of $0.01 per share
           50,000,000 common shares with a par value of $0.001 per share
       Issued
           24,889,323 common shares (June 30, 2001 - 20,859,323)                                      24,889           20,859
    Additional paid-in capital                                                                     1,396,520          641,033
    Subscription for shares                                                                           25,677          250,000
    Deficit accumulated during the development stage                                              (1,853,157)      (1,407,428)
    Accumulated other comprehensive income                                                             4,477            4,477
                                                                                             ---------------  ---------------

    Total stockholders' deficiency                                                                  (401,594)        (491,059)
                                                                                             ---------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                               $       333,358  $       266,670
==============================================================================================================================


NATURE OF OPERATIONS (Note 1)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

================================================================================

                                              Period From
                                             Inception on
                                                 March 3,      Three Month      Three Month        Six Month        Six Month
                                                  1999 to     Period Ended     Period Ended     Period Ended     Period Ended
                                             December 31,     December 31,     December 31,     December 31,     December 31,
                                                     2001             2001             2000             2001             2000
------------------------------------------------------------------------------------------------------------------------------

REVENUE
  Fees                                      $     241,351    $      55,066    $      24,154    $      85,816    $      52,220
  Interest and other income                         2,352               -              (175)              -               327
                                            -------------    -------------    -------------    -------------    -------------

                                                  243,703           55,066           23,979           85,816           52,547


EXPENSES (Schedule)                            (2,096,860)        (202,369)        (352,322)        (531,545)        (494,553)
                                            -------------    -------------    -------------    -------------    -------------


LOSS FOR THE PERIOD                         $  (1,853,157)   $    (147,303)   $    (328,343)   $    (445,729)   $    (442,006)
==============================================================================================================================


BASIC AND DILUTED LOSS PER SHARE                             $       (0.01)   $       (0.02)   $       (0.02)   $       (0.04)
==============================================================================================================================


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                            24,624,216       14,123,970       22,741,769       12,510,060
==============================================================================================================================








              The accompanying notes are an integral part of these
                       consolidated financial statements.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED SCHEDULE OF EXPENSES
(Expressed in United States Dollars)
(Unaudited)

================================================================================

                                              Period From
                                             Inception on
                                                 March 3,      Three Month      Three Month        Six Month        Six Month
                                                  1999 to     Period Ended     Period Ended     Period Ended     Period Ended
                                             December 31,     December 31,     December 31,     December 31,     December 31,
                                                     2001             2001             2000             2001             2000
------------------------------------------------------------------------------------------------------------------------------

Advertising and promotion                          59,520            1,981           12,463            3,494           16,338
Amortization - fixed assets                        59,687           16,273            6,553           25,633           11,056
Amortization
  - web-site development                           37,133            3,199            2,749            6,051            3,988
Automotive                                         65,881            8,608           14,174            9,344           21,499
Bank charges                                        7,693            2,779              737            4,491            1,170
Consulting                                        184,932           20,397           20,397           97,874           26,064
Conferences                                        77,625           (1,860)          20,043            4,490           26,155
Exchange gain                                      (7,716)           2,520               -            (6,003)              -
Inducement fee                                     18,996               -                -                -                -
Insurance                                           1,493              133               35              269               71
Interest                                           29,500               -                -                -                -
Internet fees                                      57,161            7,124            9,759           12,424           15,196
Licences, fees and dues                             4,318               -               298               -               369
Loss on settlement of liabilities                  12,874               -                -            12,874               -
Office                                            105,603              116           21,427            6,505           25,304
Professional fees                                 214,790           23,252           75,040           37,251           87,951
Rent                                               69,597            9,909            6,696           24,852           13,035
Repairs and maintenance                             7,285              453            2,368            1,064            4,119
Telephone                                          39,643            4,476            3,655            9,046            6,011
Training                                            1,022              (38)              -                -                -
Travel                                             90,403           (3,587)          20,727            4,861           24,813
Wages and benefits                                956,862          106,634          135,201          277,025          211,414
Web-site development                                2,558               -                -                -                -
                                            -------------    -------------    -------------    -------------    -------------


                                            $   2,096,860    $     202,369    $     352,322    $     531,545    $     494,553
==============================================================================================================================





              The accompanying notes are an integral part of these
                       consolidated financial statements.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)
(Unaudited)

================================================================================

                                  Capital Stock                                            Deficit
                            ---------------------------                                Accumulated    Accumulated           Total
                               Number of                   Additional                   During the  Comprehensive   Stockholders'
                                  Common                      Paid-in   Subscription   Development          Other          Equity
                                  Shares        Amount        Capital     for Shares         Stage         Income    (Deficiency)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, MARCH 3, 1999                -     $       -     $       -     $        -     $        -     $       -      $        -

Shares issued for
  acquisition of assets        7,867,514         7,868        (7,866)            -              -             -                2
Shares issued for cash         2,574,822         2,575       301,355             -              -             -          303,930
Shares issued for cash           114,437           114        13,394             -              -             -           13,508
Subscription for shares               -             -             -           1,689             -             -            1,689
Share issue costs                     -             -        (24,262)            -              -             -          (24,262)
Cumulative translation
  adjustment                          -             -             -              -              -          2,036           2,036
Loss for the period                   -             -             -              -        (241,191)           -         (241,191)
                             -----------    ----------    ----------    -----------    ------------   -----------    ------------

BALANCE, JUNE 30, 2000        10,556,773        10,557       282,621          1,689       (241,191)        2,036          55,712

Shares issued for
  acquisition of assets          143,046           143        16,678             -              -             -           16,821
Shares issued upon
  conversion of
  share subscriptions             14,305            14         1,675         (1,689)            -             -               -
Shares issued for cash           812,214           812        94,695             -              -             -           95,507
Shares issued for services       429,137           429        50,035             -              -             -           50,464
Shares issued for services     3,000,000         3,000       349,784             -              -             -          352,784
Shares issue costs                    -             -       (404,507)            -              -             -         (404,507)
Share held by Golden River
  shareholders prior to
  recapitalization             5,903,848         5,904       176,152             -              -             -          182,056
  transaction
Subscriptions for shares              -             -             -         250,000             -             -          250,000
Warrants granted to share
  subscribers                         -             -         44,400             -              -             -           44,400
Warrants issued as
  discount on
  loans payable                       -             -         29,500             -              -             -           29,500
Cumulative translation
  adjustment                          -             -             -              -              -          2,441           2,441
Loss for the year                     -             -             -              -      (1,166,237)           -       (1,166,237)
                             -----------    ----------    ----------    -----------    ------------   -----------    ------------

BALANCE, JUNE 30, 2001        20,859,323        20,859       641,033        250,000     (1,407,428)        4,477        (491,059)

Share issue costs                     -             -         (9,738)            -              -             -           (9,738)
Subscription for units                -             -             -         491,401             -             -          491,401
Shares cancelled                (400,000)         (400)          400             -              -             -               -
Shares issued for
  acquisition
  of web-site                    250,000           250        12,250             -              -             -           12,500
Shares issued for services
  and services to be
  rendered                       600,000           600        40,431             -              -             -           41,031
Shares issued upon
  conversion of share
  subscriptions                3,580,000         3,580       712,144       (715,724)            -             -               -
Loss for the period                   -             -             -              -        (445,729)           -         (445,729)
                             -----------    ----------    -----------   -------------  ------------   -----------    ------------

BALANCE, DECEMBER 31, 2001    24,889,323    $   24,889    $1,396,520    $    25,677    $(1,853,157)   $    4,477     $  (401,594)
==================================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

================================================================================

                                                                                Period From
                                                                               Inception on
                                                                                   March 3,        Six Month        Six Month
                                                                                    1999 to     Period Ended     Period Ended
                                                                               December 31,     December 31,     December 31,
                                                                                       2001             2001             2000
------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                       $  (1,853,157)   $    (445,729)   $    (442,006)
    Non-cash items:
       Amortization                                                                  96,820           31,684           15,044
       Loss on settlement of liabilities                                             12,874           12,874               -
       Warrants issued as discount on loans payable recorded as interest             29,500               -                -
       Shares issued for services                                                     6,500            6,500               -

    Changes in non-cash working capital items:
       Accounts receivable                                                          (40,481)          51,931           (1,209)
       Prepaid expenses and deposits                                                 16,868          (20,950)          15,842
       Accounts payable and accrued liabilities                                     147,206           23,117           (6,122)
       Unearned revenue                                                             153,817             (152)          37,919
                                                                              -------------    -------------    -------------

    Net cash used in operating activities                                        (1,430,053)        (340,725)        (380,532)
                                                                              -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Decrease in payable to directors                                                     -                -              (825)
    Issuance of common shares, net of share issue costs                             292,377           (9,738)          88,184
    Proceeds from subscriptions for shares                                          758,807          427,873               -
    Proceeds from debt                                                               19,815               -                -
    Loans payable                                                                    26,215          (51,724)              -
    Issuance of convertible promissory notes                                        224,912           41,134               -
    Cheques issued in excess of funds on deposit                                     22,587           15,503               -
                                                                              -------------    -------------    -------------

    Net cash provided by financing activities                                     1,344,713          423,048           87,359
                                                                              -------------    -------------    -------------



                                  - CONTINUED -


              The accompanying notes are an integral part of these
                       consolidated financial statements.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

================================================================================

                                                                                Period From
                                                                               Inception on
                                                                                   March 3,        Six Month        Six Month
                                                                                    1999 to     Period Ended     Period Ended
                                                                               December 31,     December 31,     December 31,
                                                                                       2001             2001             2000
------------------------------------------------------------------------------------------------------------------------------

CONTINUED...


CASH FLOWS FROM INVESTING ACTIVITIES
    Business combination                                                            362,632               -           362,632
    Receivable from directors                                                       (10,723)           9,408          (26,977)
    Purchase of fixed assets                                                       (230,988)         (91,731)         (35,262)
    Web-site development costs capitalized                                          (40,058)              -           (12,735)
                                                                              -------------    -------------    -------------

                                                                                     80,863          (82,323)         287,658
                                                                              -------------    -------------    -------------


EFFECT OF CHANGE IN EXCHANGE RATES ON CASH BALANCES                                   4,477               -             2,441
                                                                              -------------    -------------    -------------


INCREASE (DECREASE) IN CASH FOR THE PERIOD                                               -                -            (3,074)


CASH, BEGINNING OF PERIOD                                                                -                -            31,986
                                                                              -------------    -------------    -------------


CASH, END OF PERIOD                                                           $          -     $          -     $      28,912
==============================================================================================================================



SUPPLEMENTARY INFORMATION:
    Interest paid                                                             $          -     $          -     $          -
    Income taxes paid                                                                    -                -                -
==============================================================================================================================


SUPPLEMENTAL DISCLOSURE FOR NON-CASH FINANCING AND INVESTING ACTIVITIES (Note 5)




              The accompanying notes are an integral part of these
                       consolidated financial statements.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SIX MONTH PERIOD ENDED DECEMBER 31, 2001
================================================================================



1.       NATURE OF OPERATIONS

         The Company was incorporated on June 17, 1997 under the laws of the State of Nevada and its principal business activity is developing electronic recruitment web-sites including educationcanada.com, educationamerica.net and globalesl.net. The Company earns subscription fees paid by the employers that use the web-sites to recruit teaching professionals and is considered to be a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

         Effective November 30, 2000, the Company acquired 100% of the outstanding common shares of Columbus B.C. As the shareholders of Columbus B.C. obtained control of the Company through the exchange of their shares of Columbus B.C. for shares of the Company, the acquisition of Columbus B.C. has been accounted for in these consolidated financial statements as a recapitalization of Columbus B.C. effectively representing an issuance of shares by Columbus B.C. for the net assets of the Company. Consequently, the consolidated statements of operations, stockholders' deficiency and cash flows reflect the results from operations and cash flows of Columbus B.C., the legal subsidiary, for the period from its incorporation on March 3, 1999 to June 30, 2001 combined with those of the Company, the legal parent, from November 30, 2000.

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, changes in stockholders' deficiency and cash flows at December 31, 2001 and for the period then ended have been made. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended June 30, 2001. The results of operations for the six month period ended December 31, 2001 are not necessarily indicative of the results to be expected for the year ending June 30, 2002.

2.       GOING CONCERN

         These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to continue pursuing debt and equity financing to support operations until the billing of subscribers of educationcanada.com and educationamerica.net is sufficient to meet cash flow requirements. The continued operations of the Company is dependent upon the ability of the Company to obtain the necessary financing and upon future profitable operations. The Company has incurred operating losses and requires additional funds to meet its obligations and maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

         =============================================================================================

                                                                        December 31,          June 30,
                                                                                2001              2001
         ---------------------------------------------------------------------------------------------

         Deficit accumulated during the development stage              $   1,853,157     $   1,407,428
         Working capital (deficiency)                                       (612,890)         (629,808)
         =============================================================================================


COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SIX MONTH PERIOD ENDED DECEMBER 31, 2001
================================================================================



3.       CONVERTIBLE PROMISSORY NOTES

         During the six month period ended December 31, 2001, the Company issued a convertible promissory note for proceeds of CDN$80,000. The note is unsecured, non-interest bearing and due on demand. The note will bear interest at 15% per annum commencing January 1, 2002. At the option of the holders, the note can be converted into common shares of the Company at a price of $0.10 per share. The note does not contain a beneficial conversion feature as it was convertible at a price greater than the market price of the Company's common shares at the commitment date.

         The existing convertible promissory notes of $174,686 (CDN$278,240) due on or before December 31, 2001 have not been repaid by the Company. Accordingly, the notes will bear interest at 10% per annum commencing January 1, 2002.

4.       CAPITAL STOCK

         During the six month period ended December 31, 2001, the Company entered into the following capital stock transactions:

         a) Issued 250,000 common shares at an agreed value of $12,500 for the acquisition of a web-site and domain name.

         b) Issued 250,000 common shares for services rendered relating to equity financing of the Company. The fair value of the shares issued was $25,000. Since these services are considered share issue costs, the net effect of the transaction is to increase capital stock by $250 and decrease additional paid-in capital by $250.

         c) Issued 130,000 common shares for services relating to salaries and wages. The fair value of the shares issued was $6,500.

         d) Issued 220,000 common shares for rental services to be provided relating to the Company's lease of new premises. The fair value of the shares issued was $34,531 which has been recorded as a prepaid expense and is being expensed over the term of the lease.

         e) Issued 3,580,000 common shares of an agreed value of $715,724 in exchange for share subscriptions of $715,724.

         f) Cancelled 400,000 common shares voluntarily returned to treasury for $Nil consideration. The net effect of the transaction is to decrease capital stock by $400 and increase additional paid-in capital by $400.

         SHARE SUBSCRIPTIONS

         During the six month period ended December 31, 2001, the Company entered into the following share subscription transactions:

         a) Received $200,000 towards the sale of 1,000,000 units at $0.20 per unit. Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.25 per share for a period of two years from the date of issuance. The 1,000,000 units were issued during the current six month period.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SIX MONTH PERIOD ENDED DECEMBER 31, 2001
================================================================================


4.       CAPITAL STOCK (cont'd...)


         SHARE SUBSCRIPTIONS (cont'd...)

         b) Received $227,873 towards the sale of 1,380,000 units at $0.17 per unit. Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.25 per share for a period of two years from the date of issuance. The proceeds were used to prepay leasehold improvements on the new premises of $66,050 and prepay rent of $56,143. The remaining proceeds of $105,680 have been used to fund operations. The 1,380,000 units were issued during the current six month period.

          c) Converted $16,513 of the loans payable into subscriptions for 100,000 units. Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.25 per share for a period of one year from the date of issuance. The 100,000 units were issued during the current six month period.

         d) Converted $4,624 of accounts payable into subscriptions for 50,000 common shares with an approximate fair value of $8,500 resulting in a loss on settlement of $3,876. The 50,000 common shares were issued during the current six month period.

         e) Converted $19,815 of the debt into subscriptions for 120,000 units with an approximate fair value of $38,515 resulting in a loss on settlement of $18,700. Each unit consists of one common share and one share purchase warrant. Of the 120,000 total share purchase warrants, 50,000 and 70,000 of the warrants entitle the holder to purchase one common share at a price of $0.17 and $0.25, respectively, per share for a period of two years from the date of issuance. Subscriptions of $12,828 were converted into 50,000 units during the six month period ended December 31, 2001 consisting of 50,000 common shares and 50,000 warrants exercisable at a price of $0.17 per share.

         As a result of settling the above amounts, a loss on settlement of $22,576, being the fair value of the subscriptions for units and shares in excess of the carrying amount of the liabilities settled has been included in the loss for the period. The loss on settlement of $22,576 has been partially offset by $9,702 of loans payable that were forgiven by the lender resulting in a net loss on settlement of $12,874.


         WARRANTS

         The following share purchase warrants are outstanding as of December 31, 2001:

         =======================================================================

                    Number              Exercise
                 of Shares                 Price             Expiry Date
         -----------------------------------------------------------------------

                   100,000              $   0.25             July 27, 2002
                    50,000                  0.17             March 30, 2003
                   200,000                  0.25             July 13, 2003
                 1,180,000                  0.25             July 14, 2003
                 1,000,000                  0.25             July 23, 2003
         =======================================================================

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SIX MONTH PERIOD ENDED DECEMBER 31, 2001
================================================================================


4.       CAPITAL STOCK (cont'd...)


         WARRANTS (cont'd...)

         During the six month period ended December 31, 2001, 1,205,000 share purchase warrants exercisable at $0.40 per share expired.

         The fair value of the warrants granted of $18,700 was determined using the Black Scholes method using the life of the warrants, volatility factor of 150%, risk free rate of 4% and no assumed dividend rate.


         STOCK OPTIONS

         There has been no change in the status of the Company's outstanding stock options during the six month period ended December 31, 2001.



5.       SUPPLEMENTAL DISCLOSURE FOR NON-CASH FINANCING AND INVESTING ACTIVITIES

         During the six month period ended December 31, 2001, the Company entered into the following non-cash transactions:

         a) Issued 250,000 (2000 - 143,046) common shares at an agreed value of $12,500 (2000 - $16,821) to acquire a web-site and domain name.

         b) Issued 3,580,000 (2000 - 14,305) common shares at an agreed value of $715,724 (2000 - $1,689) in exchange for share subscriptions received in advance.

         c) Issued 600,000 (2000 - Nil) common shares at a fair value of $41,031 (2000 - $Nil) for services and services to be provided.

         d)   Converted   $4,624  (2000 - $Nil)   of   accounts   payable   into
              subscriptions received of $8,500 resulting in a loss on settlement of $3,876 (2000 - $Nil).

         e)   Converted   $19,815  (2000 - $Nil)   of  debt  into  subscriptions
              received of $38,515 resulting in a loss on settlement of $18,700 (2000 - $Nil).

         f)   Converted   $16,513  (2000  -  $Nil)   of  loans    payable   into
              subscriptions received of $16,513 (2000 - $Nil).

         g) Loans payable of $9,702 were forgiven by the lender and partially offset against losses on the settlement of accounts payable and debt.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
SIX MONTH PERIOD ENDED DECEMBER 31, 2001
================================================================================



6.       COMMITMENTS

         The Company is committed to future minimum lease payments for operating leases for premises as follows:

              Year ended June 30
                 2002                            $         8,750
                 2003                                     35,000
                 2004                                     35,000
                 2005                                     35,000
                 2006                                     26,250

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Effective November 30, 2000, the Company completed the acquisition of 100% of the outstanding common shares of Columbus B.C. As the Columbus B.C. shareholders obtained effective control of the Company through the exchange of their shares of Columbus B.C. for shares of the Company, the acquisition has been accounted for in these consolidated financial statements as a reverse acquisition. Consequently, the consolidated statements of operations and cash flows reflect the results from operations and changes in financial position of Columbus B.C., the legal subsidiary, since inception combined with those of the Company, the legal parent, from the date of acquisition on November 30, 2000, in accordance with generally accepted accounting principles for reverse acquisitions. In addition, the comparative figures are those of Columbus B.C., the legal subsidiary.

RESULTS OF OPERATIONS

The Company's level of activity was greater during the six months ended December 31, 2001 as compared to the same period in the prior year primarily due to the aggressive marketing campaign during Fiscal 2001.

During the past six months, the Company has continued to focus its efforts on developing and marketing its electronic recruitment websites including educationcanada.com, educationamerica.net and globalesl.net. Due to the success of the marketing campaign the Company has discontinued offering the first year's membership free in an effort to ensure quality of service as the Company grows and to improve the negative cash position of the Company.

Fee revenue of $85,816 was earned in the six months ended December 31, 2001 and a further $153,817 of unearned revenue will be recognized as revenue over the next fourteen months ended February 28, 2003. Fee revenue has risen 64% to $85,816 in the six months ended December 31, 2001 from $52,220 in the same period ended December 31, 2001 primarily due to expanding the customer base with aggressive marketing and due to the expiry of the free trial period for many customers. During the three months ended December 31, 2001, revenues increased 128% from $24,154 to $55,066.

During the six months ended December 31, 2001, the Company incurred a loss of $445,729 due primarily to aggressive marketing activities and the cost of servicing the existing customer base. This compares to a loss of $442,006 during the comparable period in fiscal 2001. The marketing activities resulted in increases in wages and benefits and consulting. During the six months ended December 31, 2000 significantly less activity occurred as the aggressive marketing campaign was just getting underway.

The loss for the three months ended December 31, 2001 ($147,303) was significantly less than that of the comparable period of the preceding fiscal year ($328,343), as a result of the trend of increased revenues and decreased expenses.

During the periods ended December 31, 2001, advertising and promotion has decreased significantly in fiscal 2002 over fiscal 2001 ($1,981 as compared to $12,463 for three months and $3,494 as compared to $16,338 for six months) as the Company focused its marketing efforts on regional sales representatives rather than direct advertising.

Automotive and travel costs have decreased by $12,155 (57%) and $19,952 (80%) respectively for the six-month period in fiscal 2002 over fiscal 2001 as the Company reduced the amount of automobile travel and marketing travel necessary for its operations. Decreases for the three-month period for automotive and travel costs were $5,566 (39%) and $24,314 (117%).

While consulting expenses for the three months ended December 31, 2001 did not increase from the previous year, this expense for the six-month period shows a significant increase of $71,810 (275%) in fiscal 2002 over fiscal 2001 as the Company carried out more aggressive marketing by making use of regional sales representatives and investor relations activities in 2001.

Amortization expense has increased by $10,170 (110%) and $16,640 (111%) for the three and six-month periods in 2002 over 2001 as the Company acquired more fixed assets and capitalized website development during 2001.

Rent has increased significantly in fiscal 2002 over fiscal 2001 as the Company moved into new larger premises effective October 1, 2001 and its previous lease did not expire until October 31, 2001.

Wages and benefits show an increase of $65,611 (31%) for the six-month period in fiscal 2002 over fiscal 2001, but the Company has recently reduced its staff. Accordingly, wages and benefits decreased by $28,567 (21%) for the three months ended December 31, 2001 as compared to the previous fiscal year.

The Company also incurred a loss on settlement of liabilities of $22,576 during the six months ended December 31, 2001, as a result of settling $40,952 of liabilities by issuing common stock and common stock purchase warrants. This loss on settlement was partially offset by a gain of settlement of $9,702 of loans payable that was forgiven by the lender, resulting in a net loss on settlement of $12,874.

FINANCIAL CONDITION

Since inception, the Company has financed its operations through the sale of equity, membership fees received and short term financing.

In April 2001 the Company began its billing cycle for membership renewals for educationcanada.com beginning in July 2001. Varying discounts were being offered for early payment to generate cash flow to meet working capital needs. In addition, during the six months ended December 31, 2001 the Company began its billing cycle for membership renewals for educationamerica.net beginning October 1, 2001 as the first free trial periods expired.

At December 31, 2001 the Company had a working capital deficiency of $612,890 as compared to a working capital deficiency of $629,808 at June 30, 2001. The reduced deficiency is due primarily to the cash received for the subscription for shares of $427,873 and issuance of a convertible promissory note in the amount of $41,134 during the period offset by the net cost of operations, repayment of loans payable of $51,724 and the acquisition of leasehold improvements of $91,731.

PLAN OF OPERATION

Of the current liabilities at December 31, 2001, $295,873 represents trade and other obligations and $60,350 represents debt that does not have a fixed date for repayment. The unearned revenue of $153,817 represents membership fees received that pertain to various periods from January 1, 2002 to February 28, 2003. In addition, the Company has convertible promissory notes of $174,686 due on or before December 31, 2001, which have not been repaid. These notes bear interest at 10% per annum.

At December 31, 2001 the Company had issued cheques in excess of funds on deposit in the amount of $22,587. Management plans to obtain sufficient working capital from operations by continuing its marketing efforts using regional sales representatives to attract new customers and by obtaining external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. Management may also attempt to convert some of its liabilities into equity, as it has done during the six months ended December 31, 2001. There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital will cause the Company to curtail operations.

Management has implemented cost controls, while aggressively increasing its selling efforts in an effort to achieve positive cash flow. Management believes that it will be able to do in calendar year 2002. In addition, the Company has acquired its leading competitor in the United States, primarily through the issuance of stock, thereby increasing its market share in the United States. Accordingly, if the Company can survive its current working capital deficiency, management believes that its prospects for the future are promising.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 2001, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform

Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) demographic changes; (6) government regulations particularly those related to Internet commerce; (7) required accounting changes; (8) equipment failures, power outages, or other events that may interrupt Internet communications; (9) disputes or claims regarding the Company's proprietary rights to its software and intellectual property; and (10) other factors over which the Company has little or no control.

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

                               COLUMBUS NETWORKS CORPORATION
                               (Registrant)


Date:  February 22, 2002       By:  /s/ DAN COLLINS
                                  ----------------------------------------------
                                    Dan Collins, President
                                    (Principal Financial and Accounting Officer)