Form 10QSB
period 2002-03-31
COLUMBUS NETWORKS CORP
filed 2002-05-20
CIK 1062276

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended:  MARCH 31, 2002

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                  EXCHANGE ACT
                  For the transition period from ___________ to __________

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

            24,889,323 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                 MARCH 31, 2002

Transitional Small Business Disclosure Format (check one);  Yes [   ]   No [ X ]

                          COLUMBUS NETWORKS CORPORATION


                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                 MARCH 31, 2002

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

=============================================================================================================================
                                                                                                   March 31,         June 30,
                                                                                                        2002             2001
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)


ASSETS


CURRENT
    Accounts receivable                                                                      $        27,094  $        92,412
    Receivable from directors                                                                         10,713           20,131
    Prepaid expenses and deposits                                                                     56,498           15,378
                                                                                             ---------------  ---------------

    Total current assets                                                                              94,305          127,921

FIXED ASSETS                                                                                         167,178          112,952

WEB-SITE DEVELOPMENT                                                                                  52,635           25,797
                                                                                             ---------------  ---------------

TOTAL ASSETS                                                                                 $       314,118  $       266,670
==============================================================================================================================


                                  - CONTINUED -




       The accompanying notes are an integral part of these consolidated financial statements.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

==============================================================================================================================
                                                                                                   March 31,         June 30,
                                                                                                        2002             2001
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)
CONTINUED...


LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT
    Bank indebtedness (Note 3)                                                               $        22,102  $         7,084
    Accounts payable and accrued liabilities                                                         307,854          254,794
    Unearned revenue                                                                                 160,769          153,969
    Debt                                                                                              60,350           80,165
    Loans payable                                                                                         -            77,939
    Convertible promissory notes (Note 4)                                                            224,715          183,778
                                                                                             ---------------  ---------------

    Total current liabilities                                                                        775,790          757,729
                                                                                             ---------------  ---------------

COMMITMENTS (Note 7)

STOCKHOLDERS' DEFICIENCY
    Capital stock (Note 5)
       Authorized
            1,000,000 preferred shares with a par value of $0.01 per share
           50,000,000 common shares with a par value of $0.001 per share
       Issued
           24,889,323 common shares (June 30, 2001 - 20,859,323)                                      24,889           20,859
    Additional paid-in capital                                                                     1,396,520          641,033
    Subscription for shares                                                                           42,677          250,000
    Deficit accumulated during the development stage                                              (1,930,235)      (1,407,428)
    Accumulated other comprehensive income                                                             4,477            4,477
                                                                                             ---------------  ---------------

    Total stockholders' deficiency                                                                  (461,672)        (491,059)
                                                                                             ---------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                               $       314,118  $       266,670
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

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================================

                                              Period From
                                             Inception on
                                                 March 3,      Three Month      Three Month       Nine Month       Nine Month
                                                  1999 to     Period Ended     Period Ended     Period Ended     Period Ended
                                                March 31,        March 31,        March 31,        March 31,        March 31,
                                                     2002             2002             2001             2002             2001
------------------------------------------------------------------------------------------------------------------------------

REVENUE
  Fees                                     $      311,836   $       70,485   $       37,956   $      156,301   $       90,176
  Interest and other income                         2,352               -                -                -               327
                                           --------------   --------------   --------------   --------------   --------------

                                                  314,188           70,485           37,956          156,301           90,503


EXPENSES (Schedule)                            (2,244,243)        (147,563)        (366,537)        (679,108)        (861,090)
                                           --------------   --------------   --------------   --------------   --------------


LOSS FOR THE PERIOD                        $   (1,930,235)  $      (77,078)  $     (328,581)  $     (522,807)  $     (770,587)
==============================================================================================================================


BASIC AND DILUTED LOSS PER SHARE                            $        (0.01)  $       (0.02)   $        (0.02)  $       (0.05)
==============================================================================================================================


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                            24,889,323       20,859,323       23,447,170       15,252,518
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

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED SCHEDULE OF EXPENSES
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================================
                                              Period From
                                             Inception on
                                                 March 3,      Three Month      Three Month       Nine Month       Nine Month
                                                  1999 to     Period Ended     Period Ended     Period Ended     Period Ended
                                                March 31,        March 31,        March 31,        March 31,        March 31,
                                                     2002             2002             2001             2002             2001
------------------------------------------------------------------------------------------------------------------------------

Advertising and promotion                          59,539               19           13,092            3,513           29,430
Amortization - fixed assets                        71,180           11,493            7,169           37,126           18,225
Amortization
  - web-site development                           43,069            5,936            4,151           11,987            8,139
Automotive                                         72,738            6,857            3,700           16,201           25,199
Bank charges                                        6,744             (949)             770            3,542            1,940
Conferences                                        77,625               -            29,975            4,490           56,130
Consulting                                        191,771            6,839           33,145          104,713           59,209
Exchange gain                                      (7,399)             317             (969)          (5,686)            (969)
Inducement fee                                     18,996               -                -                -                -
Insurance                                           1,878              385              247              654              318
Interest                                           40,169           10,669           29,500           10,669           29,500
Internet fees                                      67,583           10,422            6,946           22,846           22,142
Licences, fees and dues                             4,318               -               466               -               835
Loss on settlement of liabilities                  12,874               -                -            12,874               -
Office                                            107,485            1,882            8,503            8,387           33,807
Professional fees                                 236,400           21,610           23,487           58,861          111,438
Rent                                               84,669           15,072            8,836           39,924           21,871
Repairs and maintenance                             7,523              238            2,913            1,302            7,032
Telephone                                          43,345            3,702           11,088           12,748           17,099
Training                                            1,022               -                -                -                -
Travel                                             91,403            1,000           33,477            5,861           58,290
Wages and benefits                              1,008,933           52,071          150,041          329,096          361,455
Web-site development                                2,558               -                -                -                -
                                           --------------   --------------   --------------   --------------   --------------


                                           $    2,244,423   $      147,563   $      366,537   $      679,108   $      861,090
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

====================================================================================================================================

                                        Capital Stock
                                  ---------------------------                                   Deficit
                                                                                            Accumulated   Accumulated          Total
                                     Number of                   Additional                  During the  Comprehensive Stockholders'
                                        Common                      Paid-in  Subscription   Development         Other         Equity
                                        Shares        Amount        Capital    for Shares         Stage        Income   (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, MARCH 3, 1999                      -   $         -   $         -    $         -    $        -   $         -   $         -

Shares issued for
  acquisition of assets              7,867,514         7,868        (7,866)            -             -             -              2
Shares issued for cash               2,574,822         2,575       301,355             -             -             -        303,930
Shares issued for cash                 114,437           114        13,394             -             -             -         13,508
Subscription for shares                     -             -             -           1,689            -             -          1,689
Share issue costs                           -             -        (24,262)            -             -             -        (24,262)
Cumulative translation
  adjustment                                -             -             -              -             -          2,036         2,036
Loss for the period                         -             -             -              -       (241,191)           -       (241,191)
                                  ------------  ------------  ------------   ------------   -----------  ------------  ------------

BALANCE, JUNE 30, 2000              10,556,773        10,557      282,621           1,689      (241,191)        2,036        55,712

Shares issued for
  acquisition of assets                143,046           143       16,678              -             -             -         16,821
Shares issued upon conversion
  of share subscriptions                14,305            14        1,675          (1,689)           -             -             -
Shares issued for cash                 812,214           812       94,695              -             -             -         95,507
Shares issued for services             429,137           429       50,035              -             -             -         50,464
Shares issued for services           3,000,000         3,000      349,784              -             -             -        352,784
Shares issue costs                          -             -      (404,507)             -             -             -       (404,507)
Share held by Golden River
  shareholders prior to
  recapitalization                   5,903,848         5,904      176,152              -             -             -        182,056
  transaction
Subscriptions for shares                    -             -            -          250,000            -             -        250,000
Warrants granted to share
  subscribers                               -             -        44,400              -             -             -         44,400
Warrants issued as discount
  on loans payable                          -             -        29,500              -             -             -         29,500
Cumulative translation
  adjustment                                -             -            -               -             -          2,441         2,441
Loss for the year                           -             -            -               -     (1,166,237)           -     (1,166,237)
                                  ------------  ------------  -----------    ------------   -----------  ------------  ------------

BALANCE, JUNE 30, 2001              20,859,323        20,859      641,033         250,000    (1,407,428)        4,477      (491,059)

Share issue costs                           -             -        (9,738)             -             -             -         (9,738)
Subscription for units                      -             -            -          508,401            -             -        508,401
Shares cancelled                      (400,000)         (400)         400              -             -             -             -
Shares issued for
  acquisition
  of web-site                          250,000           250       12,250              -             -             -         12,500
Shares issued for services
  and services to be
  rendered                             600,000           600       40,431              -             -             -         41,031
Shares issued upon
  conversion of share
  subscriptions                      3,580,000         3,580      712,144        (715,724)           -             -             -
Loss for the period                         -             -            -               -       (522,807)           -       (522,807)
                                  ------------  ------------  -----------    ------------   -----------  ------------  -------------

BALANCE, MARCH 31, 2002             24,889,323  $     24,889  $  1,396,520   $     42,677   $(1,930,235) $      4,477  $   (461,672)
====================================================================================================================================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================================
                                                                                Period From
                                                                               Inception on
                                                                                   March 3,       Nine Month       Nine Month
                                                                                    1999 to     Period Ended     Period Ended
                                                                                  March 31,        March 31,        March 31,
                                                                                       2002             2002             2001
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                     $    (1,930,235)  $     (522,807)  $     (770,587)
    Non-cash items:
       Amortization                                                                 114,249           49,113           26,364
       Loss on settlement of liabilities                                             12,874           12,874               -
       Warrants issued as discount on loans payable recorded as interest             29,500               -            29,500
       Shares issued for services                                                     6,500            6,500               -

    Changes in non-cash working capital items:
       Accounts receivable                                                          (27,094)          65,318           (7,024)
       Prepaid expenses and deposits                                                 31,229           (6,589)          32,240
       Accounts payable and accrued liabilities                                     181,773           57,684           59,640
       Unearned revenue                                                             160,769            6,800           15,470
                                                                            ---------------   --------------   --------------

    Net cash used in operating activities                                        (1,420,435)        (331,107)        (614,397)
                                                                            ---------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Decrease in payable to directors                                                     -                -              (825)
    Issuance of common shares, net of share issue costs                             292,377           (9,738)          88,184
    Proceeds from subscriptions for shares                                          775,807          444,873          250,000
    Proceeds from debt                                                               19,815               -            19,032
    Loans payable                                                                    26,215          (51,724)          30,451
    Issuance of convertible promissory notes                                        224,715           40,937               -
    Bank indebtedness                                                                22,102           15,018               -
                                                                            ---------------   --------------   --------------

    Net cash provided by financing activities                                     1,361,031          439,366          386,842
                                                                            ---------------   --------------   --------------



                                  - CONTINUED -



              The accompanying notes are an integral part of these
                       consolidated financial statements.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================================
                                                                                Period From
                                                                               Inception on
                                                                                   March 3,       Nine Month       Nine Month
                                                                                    1999 to     Period Ended     Period Ended
                                                                                  March 31,        March 31,        March 31,
                                                                                       2002             2002             2001
------------------------------------------------------------------------------------------------------------------------------


CONTINUED...


CASH FLOWS FROM INVESTING ACTIVITIES
    Business combination                                                            362,632               -           362,632
    Receivable from directors                                                       (10,713)           9,418          (25,743)
    Purchase of fixed assets                                                       (230,609)         (91,352)          76,199)
    Web-site development costs capitalized                                          (66,383)         (26,325)         (12,739)
                                                                            ---------------   --------------   --------------

                                                                                     54,927         (108,259)         247,951
                                                                            ---------------   --------------   --------------


EFFECT OF CHANGE IN EXCHANGE RATES ON CASH BALANCES                                   4,477               -             2,441
                                                                            ---------------   --------------   --------------


INCREASE IN CASH FOR THE PERIOD                                                          -                -            22,837


CASH, BEGINNING OF PERIOD                                                                -                -            31,986
                                                                            ---------------   --------------   --------------


CASH, END OF PERIOD                                                         $            -    $           -    $       54,823
==============================================================================================================================


SUPPLEMENTARY INFORMATION:
    Interest paid                                                           $        10,669   $       10,669   $           -
    Income taxes paid                                                                    -                -                -
==============================================================================================================================


SUPPLEMENTAL DISCLOSURE FOR NON-CASH FINANCING AND INVESTING ACTIVITIES (Note 6)





              The accompanying notes are an integral part of these
                       consolidated financial statements.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
NINE MONTH PERIOD ENDED MARCH 31, 2002
================================================================================



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

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, changes in stockholders' deficiency and cash flows at March 31, 2002 and for the period then ended have been made. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended June 30, 2001. The results of operations for the nine month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending June 30, 2002.

2.       GOING CONCERN

         These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to continue pursuing debt and equity financing to support operations until the billing of subscribers of educationcanada.com and educationamerica.net is sufficient to meet cash flow requirements. The continued operations of the Company is dependent upon the ability of the Company to obtain the necessary financing to and upon future profitable operations. The Company has incurred operating losses and requires additional funds to meet its obligations and maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

         =====================================================================================--=========

                                                                             March 31,           June 30,
                                                                                  2002               2001
         ------------------------------------------------------------------------------------------------

         Deficit accumulated during the development stage             $     1,930,235    $     1,407,428
         Working capital (deficiency)                                        (681,485)          (629,808)
         ================================================================================================

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
NINE MONTH PERIOD ENDED MARCH 31, 2002
================================================================================


3.       BANK INDEBTEDNESS
         =======================================================================
                                                        March 31,       June 30,
                                                             2002           2001
         -----------------------------------------------------------------------

         Operating line of credit                       $  15,936      $       -
         Cheques issued in excess of funds on deposit       6,166          7,084
                                                        ------------------------

                                                           22,102          7,084
         =======================================================================

         The operating line of credit has a maximum of CDN$30,000, bears interest at prime plus two percent per annum and is secured by a general security agreement which includes a floating charge over all the assets of the Company.

4.       CONVERTIBLE PROMISSORY NOTES

         During the nine month period ended March 31, 2002, the Company issued a convertible promissory note for proceeds of $50,029 (CDN$80,000). The note is unsecured, non-interest bearing and due on demand. The note will bear interest at 15% per annum commencing January 1, 2002. At the option of the holders, the note can be converted into common shares of the Company at a price of $0.10 per share. The note does not contain a beneficial conversion feature as it was convertible at a price greater than the market price of the Company's common shares at the commitment date.

         The existing convertible promissory notes of $174,686 (CDN$278,240) due on or before December 31, 2001 have not been repaid by the Company. Accordingly, the notes will bear interest at 10% per annum commencing January 1, 2002.

5.       CAPITAL STOCK

         During the nine month period ended March 31, 2002, the Company entered into the following capital stock transactions:

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

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
NINE MONTH PERIOD ENDED DECEMBER 31, 2002
================================================================================

5.       CAPITAL STOCK (cont'd...)

         e) Issued 3,580,000 common shares of an agreed value of $715,724 in exchange for share subscriptions of $715,724.

         f) Cancelled 400,000 common shares voluntarily returned to treasury for $Nil consideration. The net effect of the transaction is to decrease capital stock by $400 and increase additional paid-in capital by $400.

         SHARE SUBSCRIPTIONS

         During the nine month period ended March 31, 2002, the Company entered into the following share subscription transactions:

         a) Received $200,000 towards the sale of 1,000,000 units at $0.20 per unit. Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.25 per share for a period of two years from the date of issuance. The 1,000,000 units were issued during the current nine month period.

         b) Received $227,873 towards the sale of 1,380,000 units at $0.17 per unit. Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.25 per share for a period of two years from the date of issuance. The proceeds were used to prepay leasehold improvements on the new premises of $66,050 and prepay rent of $56,143. The remaining proceeds of $105,680 have been used to fund operations. The 1,380,000 units were issued during the current nine month period.

         c) Converted $16,513 of the loans payable into subscriptions for 100,000 units. Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.25 per share for a period of one year from the date of issuance. The 100,000 units were issued during the current nine month period.

         d) Converted $4,624 of accounts payable into subscriptions for 50,000 common shares with an approximate fair value of $8,500 resulting in a loss on settlement of $3,876. The 50,000 common shares were issued during the current nine month period.

         e) Converted $19,815 of the debt into subscriptions for 120,000 units with an approximate fair value of $38,515 resulting in a loss on settlement of $18,700. Each unit consists of one common share and one share purchase warrant. Of the 120,000 total share purchase warrants, 50,000 and 70,000 of the warrants entitle the holder to purchase one common share at a price of $0.17 and $0.25, respectively, per share for a period of two years from the date of issuance. Subscriptions of $12,828 were converted into 50,000 units during the nine month period ended March 31, 2002 consisting of 50,000 common shares and 50,000 warrants exercisable at a price of $0.17 per share.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
NINE MONTH PERIOD ENDED MARCH 31, 2002
================================================================================



5.       CAPITAL STOCK (cont'd...)

         SHARE SUBSCRIPTIONS (cont'd...)


         f) Received $17,000 towards the sale of 170,000 units at $0.10 per unit. Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.25 per share for a period of two years from the date of issuance. The units have not yet been issued.

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

         WARRANTS

         The following share purchase warrants are outstanding as of March 31, 2002:

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
         =======================================================================

         During the nine month period ended March 31, 2002, 1,205,000 share purchase warrants exercisable at $0.40 per share expired.

         The fair value of the warrants granted of $18,700 was determined using the Black Scholes method using the life of the warrants, volatility factor of 150%, risk free rate of 4% and no assumed dividend rate.


         STOCK OPTIONS

         There has been no change in the status of the Company's outstanding stock options during the nine month period ended March 31, 2002.

COLUMBUS NETWORKS CORPORATION
(A Development Stage Enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)
NINE MONTH PERIOD ENDED MARCH 31, 2002
================================================================================


6.       SUPPLEMENTAL DISCLOSURE FOR NON-CASH FINANCING AND INVESTING ACTIVITIES

         During the nine month period ended March 31, 2002, the Company entered into the following non-cash transactions:

         a) Issued 250,000 (2001 - 143,046) common shares at an agreed value of $12,500 (2001 - $16,821) to acquire a web-site and domain name.

         b) Issued 3,580,000 (2001 - 14,305) common shares at an agreed value of $715,724 (2001 - $1,689) in exchange for share subscriptions received in advance.

         c) Issued 600,000 (2001 - 3,429,137) common shares at a fair value of $41,031 (2001 - $403,248) for services and services to be provided.

         d)   Converted   $4,624  (2001 -  $Nil)  of   accounts   payable   into
              subscriptions received of $8,500 (2001 - $Nil) resulting in a loss on settlement of $3,876 (2001 - $Nil).

         e)   Converted   $19,815  (2001 -  $Nil)  of  debt  into  subscriptions
              received of $38,515 (2001 - $Nil) resulting in a loss on settlement of $18,700 (2001 - $Nil).

         f)   Converted   $16,513   (2001  -  $Nil)  of   loans   payable   into
              subscriptions received of $16,513 (2001 - $Nil).

         g) Loans payable of $9,702 (2001 - $Nil) were forgiven by the lender and partially offset against losses on the settlement of accounts payable and debt.


7.       COMMITMENTS

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

RESULTS OF OPERATIONS

The Company's level of activity was greater during the nine months ended March 31, 2002 as compared to the same period in the prior year primarily due to the aggressive marketing campaign during fiscal 2001.

During the past nine months, the Company has continued to focus its efforts on developing and marketing its electronic recruitment websites including educationcanada.com, educationamerica.net, globalesl.net and teachingjobs.com, a website acquired in December 2001. Due to the success of the marketing campaign the Company has discontinued offering the first year's membership free in an effort to ensure quality of service as the Company grows and to improve the negative cash position of the Company.

Fee revenue of $156,301 was earned in the nine months ended March 31, 2002 and a further $160,769 of unearned revenue will be recognized as revenue over the next fourteen months ended May, 2003. Fee revenue has risen 73% to $156,301 in the nine months ended March 31, 2002 from $90,176 in the same period ended March 31, 2001 primarily due to expanding the customer base with aggressive marketing in fiscal 2001 and due to the expiry of the free trial period for many customers. During the three months ended March 31, 2002, revenues increased 86% from $37,956 in 2001 to $70,485.

During the nine months ended March 31, 2002, the Company incurred a loss of $522,807, compared to a loss of $770,587 during the comparable period in fiscal 2001. The loss for the three months ended March 31, 2002 of $77,078 was significantly less than that of the comparable period of the preceding fiscal year of $328,581, primarily as a result of the significant decrease in expenses. The decrease in the loss for each of these respective periods was a result of increasing revenues and decreasing expenses. A summary of the significant changes in expenses follows.

During the periods ended March 31, 2002, advertising and promotion has decreased significantly in fiscal 2002 over fiscal 2001 ($19 as compared to $13,092 for three months and $3,513 as compared to $29,430 for nine months) as the Company focused its marketing efforts on regional sales representatives rather than direct advertising.

Accordingly, both travel costs and conference expenses have decreased significantly. Travel costs decreased by $52,429 (90%) for the nine-month period in fiscal 2002 over fiscal 2001 and $32,477 (97%) for the three-month period. Conference expenses decreased by $51,640 (92%) for the nine-month period and $29,975 (100%) for the three-month period.

Professional fees decreased in the current period, as compared to fiscal 2001, since the business combination with Golden River Resources closed in December 2000, causing professional fees to be unusually high in fiscal 2001. The decreases were $52,577 (47%) for the nine-month period and $1,877 (8%) for the three-month period.

Consulting fees have increased by $45,504 for the current nine-month period and decreased by $26,306 for the current three-month period, as compared to fiscal 2001, as the Company hired consultants for the first quarter of fiscal 2002 to assist it with financing its operations.

Amortization expense has increased by $6,109 (54%) and $22,749 (86%) for the three and nine-month periods in 2002 over 2001 as the Company continued to acquire more fixed assets and capitalized website development during 2002.

Rent has increased in fiscal 2002 over fiscal 2001 as the Company moved into new larger premises effective October 1, 2001 and its previous lease did not expire until October 31, 2001. The Company has recently subleased some of its premises for a monthly rental fee of $750.

Wages and benefits show a decrease of $32,359 (9%) for the nine-month period in fiscal 2002 over fiscal 2001, but the Company has recently reduced its staff. Accordingly, wages and benefits decreased by $97,970 (65%) for the three months ended March 31, 2002 as compared to the previous fiscal year.

FINANCIAL CONDITION

Since inception, the Company has financed its operations through the sale of equity, membership fees received and short term financing.

In April 2001 the Company began its billing cycle for membership renewals for educationcanada.com beginning in July 2001. Varying discounts were being offered for early payment to generate cash flow to meet working capital needs. In addition, during the nine months ended March 31, 2002 the Company began its billing cycle for membership renewals for educationamerica.net beginning October 1, 2001 as the first free trial periods expired.

At March 31, 2002, the Company had a working capital deficiency of $681,485 as compared to a working capital deficiency of $629,808 at June 30, 2001. The increased deficiency is due primarily to cash outflows continuing to exceed cash inflows. The negative cash flow from operations decreased from $(614,397) for the nine-month period ended March 31, 2001 to $(331,107) for the nine-month period ended March 31, 2002.

The Company's operating losses and working capital deficiency raise substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATION

Of the current liabilities at March 31, 2002, $307,854 represents trade and other obligations and $60,350 represents debt that does not have a fixed date for repayment. The unearned revenue of $160,769 represents membership fees received that pertain to various periods from April 1, 2002 to May 31, 2003. In addition, the Company has convertible promissory notes of $174,686 due on or before December 31, 2001, which have not been repaid. These notes bear interest at 10% per annum. Another convertible promissory note for $50,029 is due on demand.

At March 31, 2002 the Company had a balance on its operating line and cheques issued in excess of funds on deposit totaling $22,102. Management plans to obtain sufficient working capital from operations by continuing its marketing efforts using regional sales representatives to attract new customers and by obtaining external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. Management may also attempt to convert some of its liabilities into equity, as it has done during the six months ended December 31, 2001. There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital will cause the Company to curtail operations.

Management has implemented cost controls, while aggressively increasing its selling efforts in an effort to achieve positive cash flow. For the nine months ended March 31, 2002, cash flows from financing activities (principally the sale of shares) were equal to cash used in operating and investing activities. In addition, the Company has acquired its leading competitor in the United States, primarily through the issuance of stock, thereby increasing its market share in the United States. Accordingly, if the Company can survive its current working capital deficiency, management believes that its prospects for the future are promising.

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

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)       EXHIBITS:  None.

         B) REPORTS ON FORM 8-K: On March 14, 2002, the registrant filed a report on Form 8-K dated January 15, 2002, disclosing under
                  Item 4, the change in its certifying accountant. No financial statements were required to be filed.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COLUMBUS NETWORKS CORPORATION
                               (Registrant)


Date:  May 17, 2002            By:      /S/ DAN COLLINS
                                  -------------------------------------------
                                    Dan Collins, President
                                    (Principal Financial and Accounting Officer)